Form 10-Q
period 2024-09-30
Rising Dragon Acquisition Corp.
filed 2024-11-04
CIK 2018145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42368

RISING DRAGON ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 604, Yixing Road, Wanbolin District, Taiyuan City, Shanxi Province, People’s Republic of China	030024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 18817777987

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one Right entitling the holder to receive one-tenth of an Ordinary Share	RDACU	The NASDAQ Stock Market LLC
Ordinary Shares	RDAC	The NASDAQ Stock Market LLC
Rights	RDACR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 4, 2024, there were 7,499,375 of the Company’s ordinary shares issued and outstanding.

RISING DRAGON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RISING DRAGON ACQUISITION CORP.

CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2024

(Unaudited)

ASSETS
Current asset:
Cash	$100

Total current asset:	100
Deferred offering costs	157,086
TOTAL ASSETS	$157,186

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued liabilities	$20,112
Promissory note – related party	162,324

TOTAL LIABILITIES	182,436

Commitments and contingencies (Note 7)

Shareholder’s deficit:
Preference shares, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	24,856
Accumulated deficit	(50,250)

Total Shareholder’s Deficit	(25,250)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$157,186

See accompanying notes to unaudited condensed financial statements.

RISING DRAGON ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

(Unaudited)

	Three months ended September 30, 2024	Period from March 8, 2024 (inception) through September 30, 2024

Formation and operating costs	$(11,390)	$(50,250)

NET LOSS	$(11,390)	$(50,250)

Basic and diluted weighted average shares outstanding	1,250,000	1,019,737

Basic and diluted net loss per share	$(0.01)	$(0.05)

See accompanying notes to unaudited condensed financial statements.

RISING DRAGON ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

(Unaudited)

	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholder’s deficit
Issuance of ordinary shares at inception March 8, 2024	1	$-	$-	$-	$-

Ordinary share surrendered	(1)	-	-	-	-

Issuance of ordinary shares to founder	1,437,500	144	24,856	-	25,000

Net loss	-	-	-	(28,860)	(28,860)

Balance as of March 31, 2024	1,437,500	$144	$24,856	$(28,860)	$(3,860)

Net loss	-	-	-	(10,000)	(10,000)

Balance as of June 30, 2024	1,437,500	$144	$24,856	$(38,860)	$(13,860)

Net loss	-	-	-	(11,390)	(11,390)

Balance as of September 30, 2024	1,437,500	$144	$24,856	$(50,250)	$(25,250)

See accompanying notes to unaudited condensed financial statements.

RISING DRAGON ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

(Unaudited)

Cash flows from operating activities:
Net loss	$(50,250)

Net cash used in operating activities	(50,250)

Cash flows from financing activities:
Proceed from promissory note – related party	50,350
Net cash provided by financing activities	50,350

NET CHANGE IN CASH	100

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$100

Non-cash investing and financing activities
Deferred offering costs paid by a related party	$136,974
Accrued deferred offering costs	$20,112
Capital contribution paid by a related party	$25,000

See accompanying notes to unaudited condensed financial statements.

RISING DRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Rising Dragon Acquisition Corp. (the “Company,” “we,” “us” or “our”) is a blank check company newly incorporated on March 8, 2024, under the laws of the Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region. The Company does not have any specific business combination under consideration and the Company has not (nor has anyone on its behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with the company.

The Company is an early-stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of September 30, 2024, the Company had not commenced any operations. All activities through September 30, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 10, 2024. On October 15, 2024, the Company consummated the Initial Public Offering of 5,750,000 units (the “Public Units”), which includes 750,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $57,500,000 to the Company. Each Public Unit consists of one ordinary share and one right (“Public Rights”). Each Public Right will entitle the holder to receive one-tenth (1/10) of one ordinary share upon consummation of initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 254,375 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Aurora Beacon LLC (the “Sponsor”), generating gross proceeds of $2,543,750 to the Company. Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-tenth (1/10) of one ordinary share upon consummation of the initial business combination.

Transaction costs amounted to $3,431,288, consisting of $1,006,250 of underwriting commissions, $1,868,750 of deferred underwriting commissions and $556,288 of other offering costs.

Following the closing of the Initial Public Offering, $57,787,500 of cash was held in trust with Continental Stock Transfer & Trust Company. On October 15, 2024, $690,369 of cash was released to the Company and used for the Company’s future working capital needs.

The Company listed the Units on the Nasdaq Capital Market (“NASDAQ”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and interest released to pay taxes payable) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that at least $10.05 per Unit, including the proceeds of the sale of the Private Units will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholder, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination, or otherwise we are exempt from the provisions of Rule 419 promulgated under the Securities Act (so that we are not subject to the SEC’s “penny stock” rules), and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides public shareholders with the opportunity to redeem their Public Shares for cash from the Trust Account in connection with any such vote; (c) not to redeem any founder shares and Private Placement Shares as well as any Public Shares purchased during or after the Initial Public Offering for cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholder’s rights of pre-Business Combination activity and (d) that the founder shares and Private Placement Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Company will have 15 months (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time, as described in more detail in the final prospectus relating to the Initial Public Offering, dated October 10, 2024, filed with the SEC by the Company on October 11, 2024) (the “Final Prospectus”) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.05.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of September 30, 2024, the Company had cash of $100 and a working capital deficit of $182,336. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company will have until 15 months (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time, as described in more detail in the Final Prospectus from the closing of the Initial Public Offering to consummate a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There is a possibility that a business combination might not happen within the 15-month (or 21-month if extended as described in the Final Prospectus) period from the date of the auditors’ report.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

●	Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $100 in cash as of September 30, 2024. The Company did not have any cash equivalents as of September 30, 2024.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

●	Deferred offering costs

Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholder’s equity upon the completion of the Initial Public Offering.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

●	Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity.

●	Rights accounting

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of ten in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the unaudited condensed statement of operations.

As the rights issued upon the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

●	Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2024, the Company only issued one class of shares and did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited balance sheet, primarily due to their short-term nature.

●	Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company’s management does not believe the adoption of ASU 2020-06 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

On October 15, 2024, the Company sold 5,750,000 Public Units, which includes 750,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at a purchase price of $10.00 per Public Unit.

Each Unit consists of one ordinary share and one Public Right. Each whole Public Right entitles the holder to receive one-tenth (1/10) ordinary share upon consummation of initial business combination.

All of the 5,750,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association, or in connection with the Company’s liquidation.

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 254,375 Private Placement Units, at a price of $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right. Each Private Placement Right entitles the holder to receive one-tenth (1/10) of one ordinary share upon consummation of the initial business combination.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except for certain registration rights and transfer restrictions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On March 8, 2024, the Company issued 1 founder share at par value of $0.0001 and surrendered such share on March 29, 2024. On March 29, 2024, the Company authorized to issue an aggregate of 1,437,500 founder shares at par value of $0.0001 to the initial shareholder, including an aggregate of 187,500 ordinary shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholder will collectively own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholder does not purchase any Units in the Initial Public Offering) (see Note 6) for an aggregate purchase price of $25,000. On October 10, 2024, the underwriters exercised the over-allotment option in full, so those 187,500 founder shares are no longer subject to forfeiture.

Private Placement

On October 15, 2024, the Company consummated the sale of 254,375 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $2,543,750 to the Company.

Promissory Note — Related Party

On March 29, 2024, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, (ii) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering.

As of September 30, 2024, the aggregate amounts of $162,324 were drawn down from the Promissory Note.

NOTE 6 – SHAREHOLDER’S DEFICIT

Preference Shares

The Company is authorized to issue 500,000 preference shares, at par value of $0.0001. As of September 30, 2024, no preference shares were issued and outstanding.

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30,2024, 1,437,500 ordinary shares at par value of $0.0001 were issued and outstanding.

Rights

Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to an agreement entered into on the date of the Final Prospectus, the Company’s initial shareholders and their permitted transferees can demand that the Company register for resale the founder shares, the Private Units and the underlying private shares and private rights, and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights. The holders are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the Initial Public Offering may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which the Final Prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in the Initial Public Offering may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which the Final Prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 750,000 Units (over and above 5,000,000 Units referred to above) solely to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On October 10, 2024, the underwriters fully exercised the over-allotment option to purchase 750,000 Public Units, generating gross proceeds to the Company of $7,500,000.

The underwriters are entitled to a cash underwriting discount of 5.0% of the gross proceeds of the Initial Public Offering, and the balance of $1,868,750 payable to the underwriters as deferred underwriting discounts will be paid upon the closing of the Business Combination.

Representative Shares

The Company issued 57,500 representative shares to the underwriters as part of the underwriting compensation. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales in this offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in this offering except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Other than as described in these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other that as noted below.

On October 15, 2024, the Company consummated the Initial Public Offering of 5,750,000 Public Units, which includes 750,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $57,500,000 to the Company.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 254,375 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $2,543,750 to the Company.

On October 15, 2024, the Company issued 57,500 ordinary shares of $0.0001 par value each to Lucid Capital Markets at the closing of the Initial Public Offering as part of representative compensation.

Item 2. Management’s Discussion and Analysis of Financial Statements

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Rising Dragon Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Aurora Beacon LLC, a Cayman Islands limited liability company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance, or results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus, dated October 10, 2024, for our initial public offering (“IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 11, 2024 (the “Final Prospectus”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Overview

We are a blank check company newly incorporated as a Cayman Islands exempted company with limited liability for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with our company.

Recent Development

On October 15, 2024, we consummated our IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share, $0.0001 par value (“Ordinary Share”), and one right (“Right”) to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Pursuant to that certain underwriting agreement, dated October 10, 2024, we granted Lucid Capital Markets, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 750,000 Units solely to cover over-allotments, if any (the “Over-Allotment Option”). Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option in full, generating total proceeds of $7,500,000.

Simultaneously with the closing of the IPO on October 15, 2024, we consummated the private placement (“Private Placement”) with Aurora Beacon LLC (the “Sponsor”) of 254,375 units (the “Private Units”), generating total proceeds of $2,543,750. The Private Units are identical to the Units sold in the IPO. Additionally, the Sponsor agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

On October 15, 2024, a total of $57,787,500 of the net proceeds from the sale of the Units in the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to September 30, 2024 were organizational activities, those necessary to prepare for and conduct the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 8, 2024 (inception) to September 30, 2024, we had a net loss of $50,250, which consisted of formation and operational costs of $50,250.

For the three months ended September 30, 2024, we had a net loss of $11,390, which consisted of formation and operational costs of $11,390.

Liquidity and Capital Resources

As of September 30, 2024, we had $100 in our operating bank account and working capital deficit of approximately $182,336.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares, and the borrowing of approximately $162,324 from the Sponsor under an unsecured promissory note (see “Note 5—Related Party Transactions” in the notes to our unaudited condensed financial statements). We have repaid the unsecured promissory note in full on October 15, 2024. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement (as defined below) held outside of the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our anticipated cash needs prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. However, we cannot provide any assurance that new financing will be available. Over the time period prior to our initial business combination, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, or long-term liabilities. The underwriters are entitled to a deferred fee of 3.25% of the gross proceeds of the IPO upon closing of an initial business combination, or $1,868,750. The deferred fee will be paid in cash upon the closing of the business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Registration Rights

Pursuant to an agreement entered into on October 10, 2024, our initial shareholders and their permitted transferees can demand that we register for resale the founder shares, the private units and the underlying private shares and private rights, and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights. The holders are entitled to make up to three demands, excluding short form demands, that we register such securities. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the IPO may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which the Final Prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in the IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which the Final Prospectus forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2024, there were no critical accounting policies or estimates.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company’s management does not believe the adoption of ASU 2020-06 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information relates to the registration statement on Form S-1 (File Number 333-280026), as amended (the “Registration Statement”) for our initial public offering (the “IPO”), which was declared effective by the SEC on October 10, 2024. On October 15, 2024, we consummated our IPO of 5,000,000 Units. Each Unit consists of one Ordinary Share, and one Right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Pursuant to that certain underwriting agreement, dated October 10, 2024, we granted Lucid Capital Markets, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 750,000 Units solely to cover over-allotments, if any, or the Over-Allotment Option. Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option in full, generating total proceeds of $7,500,000.

Simultaneously with the closing of the IPO on October 15, 2024, we consummated the Private Placement with Aurora Beacon LLC, or the Sponsor, of 254,375 Private Units, generating total proceeds of $2,543,750. The Private Units are identical to the Units sold in the IPO. Additionally, the Sponsor agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

On October 15, 2024, a total of $57,787,500 of the net proceeds from the sale of the Units in the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $1,006,250 in underwriting discounts (excluding deferred underwriting discount of $1,868,750) and $556,288 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RISING DRAGON ACQUISITION CORP.

Dated: November 4, 2024	/s/ Lulu Xing
	Name:	Lulu Xing
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 4, 2024	/s/ Wenyi Shen
	Name:	Wenyi Shen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)