Form 10-K
period 2024-12-31
Rising Dragon Acquisition Corp.
filed 2025-03-26
CIK 2018145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Rising Dragon Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42368	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

No. 64, Wanbolin District, Taiyuan City, Shanxi Province, People’s Republic of China	030024
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 18817777987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one Right entitling the holder to receive one-tenth of an Ordinary Share	RDACU	The NASDAQ Stock Market LLC
Ordinary Shares	RDAC	The NASDAQ Stock Market LLC
Rights	RDACR	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were no public traded. Therefore, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of March 26, 2025, the Registrant had 7,499,375 ordinary shares outstanding (inclusive of shares included in our units).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Rising Dragon Acquisition Corp.

Annual Report on Form 10-K for the Year Ended December 31, 2024

i

CERTAIN TERMS

When used throughout this annual report on Form 10-K, references to:

“we,” “us,” “our,” or “the Company” are to Rising Dragon Acquisition Corp.

the “Board” are to our Board of Directors.

the “SEC” are to the U.S. Securities and Exchange Commission.

“NASDAQ” are to the NASDAQ Capital Market.

the “Securities Act” are to the Securities Act of 1933, as amended.

the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

our “Prospectus” are to the final prospectus, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 11, 2024 (covering Registration Statement No: 333-280026).

our “IPO” or “initial public offering” are to the initial public offering of our securities pursuant to our Prospectus, which offering was consummated on October 10, 2024.

our “units” are to the units sold in our IPO, each having a price of $10.00 and consisting of one ordinary share, par value $0.0001 per share and one right entitling the holder to receive one-tenth (1/10) of one ordinary share upon consummation of our initial business combination.

our “public shares” are to our ordinary shares sold as part of the units in the IPO.

our “rights” are to the rights, each entitling the holder to receive one-tenth (1/10) of one ordinary share upon consummation of our initial business combination, sold as part of the units in the IPO.

“public shareholders” are to the holders of our public shares.

our “sponsor” are to Aurora Beacon LLC.

“Lucid” are to Lucid Capital Markets LLC, the representative of the underwriters in our IPO.

our “management” or our “management team” refer to our officers and directors.

our “initial shareholders” are to our sole shareholder prior to our IPO (excluding Lucid), Aurora Beacon LLC.

our “founder shares” are to the ordinary shares issued to our initial shareholders prior to our IPO.

an “initial business combination” or a “business combination” are to the merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities that we are seeking to source, negotiate and consummate in accordance with our organizational documents.

ii

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this annual report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including their industry and geographic location;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	failure to list or delisting of our securities from NASDAQ or an inability to have our securities listed on NASDAQ following a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities; or

●	our financial performance following the IPO or an initial business combination.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company incorporated as a Cayman Islands exempted company with limited liability for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination.

On October 15, 2024, we consummated our IPO of 5,000,000 units pursuant to the Company’s registration statement on Form S-1 (File No. 333-280026) with respect to the IPO. Each unit consists of one ordinary share, $0.0001 par value, and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial business combination. The units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Pursuant to that certain underwriting agreement, dated October 10, 2024, we granted Lucid Capital Markets, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 750,000 Units solely to cover over-allotments, if any (the “Over-Allotment Option”). Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option in full, generating total proceeds of $7,500,000.

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

On October 15, 2024, a total of $57,787,500 of the net proceeds from the sale of the Units in the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except for all interest income that may be released to us to pay taxes, and up to $50,000 to pay dissolution expenses, none of the funds held in the trust account will be released from the trust account until the earlier of: (1) the completion of our initial business combination within the required time period; (2) our redemption of 100% of the outstanding public shares if we have not completed an initial business combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity.

Our principal executive offices are located in the People’s Republic of China (“PRC” or “China”). The sponsor, Aurora Beacon LLC, and all members of our board of directors and management have significant business ties to or are based in China. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. As such, although we are not targeting target companies in China, we may consider an initial business combination with a target business with a physical presence or other significant ties to China (including Hong Kong and Macau). However, given the risks and uncertainties of doing business in China discussed elsewhere in this annual report, the location and ties of the sponsor and members of our board of directors and management to China may make us a less attractive partner to a target company not based in China, which may thus increase the likelihood that we will consummate a business combination with a target company that is located in China or not consummate a business combination at all. Our ties to the PRC may make us less likely to consummate a business combination with any target company outside of the PRC, which may result in non-PRC target businesses having increased leverage over us in negotiating an initial business combination knowing that if we do not complete our initial business combination within a certain timeframe, we may be unable to complete our initial business combination with any target business. If we fail to complete an initial business combination in the prescribed timeframe, we will cease all our operations and would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.05 per share, or less than such amount in certain circumstances, based on the amount available in our trust account on a per share basis, and our rights will expire worthless.

Since our principal executive offices are located in China, and all of our directors and officers have significant ties to China, the Chinese government may have significant oversight and discretion over the conduct of our directors’ and officers’ search for a target company. The Chinese government may intervene or influence our operations at any time through the directors and officers who have significant ties to China, which could result in a material change in our search for a target business and/or the value of the securities we are offering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate and may limit or completely undermine our ability to search for a target company.

Further, our initial shareholders, including the sponsor, own approximately 22.56% of our issued and outstanding shares. As a result, we may be considered a “foreign person” under rules promulgated by the Committee on Foreign Investment in the United States (“CFIUS”) and may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as CFIUS, or ultimately prohibited. As a result, the pool of potential targets with which we could complete an initial business combination may be limited. However, we will not conduct an initial business combination with any target company that conducts operations through variable interest entities (“VIEs”), which are a series of contractual arrangements used to provide the economic benefits of foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies.

As a result, our absolute position against doing a business combination with a company that conducts operations through a VIE, may limit the pool of acquisition candidates we may acquire in the PRC, in particular, due to the relevant PRC laws and regulations against foreign ownership of and investment in certain assets and industries, known as restricted industries. Furthermore, this may also limit the pool of acquisition candidates we may acquire in the PRC relative to other special purpose acquisition companies that are not subject to such restrictions, which could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC relative to such other companies.

Our Chief Executive Officer (also the Chairman), our Chief Financial Officer and two of our independent directors are citizens of the PRC and reside in China. One executive director is a citizen and resident of Hong Kong, and one of our independent directors is a citizen and resident of Taiwan. As a result, it may be difficult for you to effect service of process upon us or those persons residing in China. Even with service of process, there is uncertainty as to whether courts in China would (i) recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or (ii) entertain original actions brought in China against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Recognition and enforcement of foreign judgments are provided for under China’s Civil Procedure Law. China’s courts may recognize and enforce foreign judgments in accordance with the requirements of the Civil Procedures Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. There are no treaties between China and the United States for the mutual recognition and enforcement of court judgments, thus making the recognition and enforcement of a U.S. court judgment against us or our directors or officers in China difficult.

We are also subject to other risks and uncertainties about any future actions of the PRC government, which may result in a material change in operations of a target business. PRC laws and regulations are sometimes vague and uncertain, and therefore, these risks may result in a material change in operations of a target business, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas that use a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement.

Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on a China-based target company’s daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. Additionally, if we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights. There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations which may have a material adverse impact on the value of our securities. If we enter into a business combination with a target business operating in China, cash proceeds raised from overseas financing activities, including the IPO, may be transferred by us to any future PRC subsidiaries via capital contribution or shareholder loans, as the case may be. All these risks could result in a material change in our or the target company’s post-combination operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Furthermore, the PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

We believe we are not required to obtain approvals from any PRC government authorities, including the CSRC or the Cyberspace Administration of China, or any other government entity, to issue our securities to foreign investors and to list on a U.S. exchange or to search for a target company. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities. However, applicable laws, regulations, or interpretations of the PRC may change, and the relevant PRC government agencies could reach a different conclusion and may subject us to a stringent approval process from the relevant government entities in connection with the IPO, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC Target Company. We may also be subject to registration with the CSRC following the IPO pursuant to the Trial Measures. It is uncertain when and whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If approval is required in the future, including pursuant to the Trial Measures, and we are denied permission from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect the interest of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after the IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

Subject to the considerations set forth above, if we decide to consummate our initial business combination with a China-based company, the combined company may make capital contributions or extend loans to any future PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. From our inception to the date of this annual report, no dividends or distributions have been made. After an initial business combination with a China-based company, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by any future PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made.

A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from the State Administration of Foreign Exchange, or SAFE, or its local branches. However, where Renminbi (“RMB”), the legal currency of the PRC, is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required. The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions.

If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of RMB into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC.

To date, we have not pursued an initial business combination and there have not been any capital contribution or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCA Act”), the Public Company Accounting Oversight Board (United States) (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

In December 2020, Congress enacted the HFCA Act, and the SEC released interim final amendments that begin to address the components of this Act. In November 2021, the SEC approved PCAOB Rule 6100, which establishes a process for determining which registered public accounting firms the board is unable to inspect or investigate completely. In December 2021, the SEC adopted amendments to finalize its rules under the HFCA Act that set forth submission and disclosure requirements for commission-identified issuers identified under the Act, specify the processes by which the SEC will identify and notify Commission-Identified Issuers, and implement trading prohibitions after three consecutive years of identification.

In December 2022, Congress passed the omnibus spending bill and the President signed it into law. This spending bill included the enactment of provisions to accelerate the timeline for implementation of trading prohibitions from three years to two years. Separately, on December 15, 2022, the PCAOB published its determination that in 2022, the PCAOB was able to inspect and investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. This determination reset the now two-year clock for compliance with the trading prohibitions for identified issuers audited by these firms. The amendment had originally been passed by the U.S. Senate in June 2021, as the “Accelerating Holding Foreign Companies Accountable Act.”

Our auditor, Adeptus Partners, LLC, is a United States accounting firm headquartered in Ocean, New Jersey and is subject to regular inspection by the PCAOB. Adeptus Partners, LLC is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the PCAOB’s Determination Report announced on December 16, 2021. As a result, we do not believe that HFCA Act and related regulations will affect us. Nevertheless, trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or fully investigate our auditor, and that as a result an exchange may determine to delist our securities. Moreover, on August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China — the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol is intended to grant to the PCAOB complete access to the audit work papers, audit personnel, and other information it needs to inspect and investigate any firm it chooses, with no loopholes and no exceptions.

Recent Developments

Entry into the Merger Agreement

On January 27, 2025, we, Xpand Boom Technology Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of RDAC (“Purchaser”), Xpand Boom Solutions Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with RDAC, Purchaser, the “Purchaser Parties”), HZJL Cayman Limited, a Cayman Islands exempted company (“HZJL”), certain shareholder of HZJL (“Principal Shareholder”), and Mr. Bin Xiong, as representative of the Principal Shareholder of HZJL, entered into a Merger Agreement (the “Merger Agreement”).

Upon consummation of the transaction contemplated by the Merger Agreement, (i) RDAC will reincorporate by merging with and into the Purchaser, and (ii) concurrently with the reincorporation merger, the Merger Sub will be merged with and into HZJL, resulting in HZJL being a wholly owned subsidiary of the Purchaser (the “Business Combination” and the transactions in connection with the Business Combination collectively, the “Transaction”). Upon the closing of the Transaction, the parties plan to remain Nasdaq-listed under a new ticker symbol.

Under the terms of the Merger Agreement, RDAC’s wholly owned subsidiary, Xpand Boom Technology, will acquire HZJL, resulting in Xpand Boom Technology being a listed company on the Nasdaq Capital Market. At the effective time of the Transaction, HZJL’s shareholders and management will receive 35 million ordinary shares of Xpand Boom Technology. In addition, certain HZJL shareholders will be entitled to receive earn-out consideration of up to an additional 20 million ordinary shares of Xpand Boom Technology, subject to HZJL meeting certain revenue targets in the two subsequent years as set forth in the Merger Agreement. The shares held by certain HZJL’s shareholders will be subject to lock-up agreements for a period of six months following the closing of the Transaction, subject to certain exceptions.

The Transaction, which has been approved by the boards of directors of both RDAC and HZJL, is subject to regulatory approvals, the approvals by the shareholders of RDAC and HZJL, respectively, and the satisfaction of certain other customary closing conditions, including, among others, a registration statement, of which the proxy statement/prospectus forms a part, being declared effective by the SEC, and the approval by Nasdaq of the listing application of the combined company.

Competitive Advantage of Our Management

We have an experienced and highly professional management team, almost all of whom have entrepreneurial experience or experience working for public companies, and we believe that this valuable experience can help us to better identify outstanding companies that are considering becoming public companies.

Our Chief Executive Officer, Lulu Xing, has extensive experience in business management, , and has a strong track record of navigating complex matters. His background in financial management and corporate governance will be especially helpful in guiding the company’s strategic decisions. We believe Mr. Xing’s unique experience and contacts will help us identify great target companies.

Our Chief Financial Officer, Wenyi Shen, has a solid background in accounting and financing as he has worked in an international accounting firm and advanced in the audit field by leading both internal and external audits, including as a senior auditor in Deloitte Touche Tohmatsu CPA Ltd., Shanghai. During his career, he provided audit services from the IPO stage to several large-scale Chinese companies located in China and traded on Hong Kong and mainland China stock markets, including Agricultural Bank of China and Haitong Securities Co, Ltd., and focused on several industries including consumer, entertainment, education, and the Internet. Mr. Shen served as the chief financial officer of Hainan Manaslu Acquisition Corp., a special acquisition purpose company, which merged with Able View Global Inc. (Nasdaq: ABLV) in a business combination in August 2023. We believe that his experience will help us to better identify the financial risks of potential investment targets and to find outstanding companies to acquire.

Additionally, we believe that our independent directors will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on the companies exhibiting substantial potential in emerging markets driven by innovative technologies or novel business models and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our shareholders.

The past performance of the members of our management team, or the sponsor is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

Our Chief Executive Officer (also the Chairman), our Chief Financial Officer and two of our independent directors are citizens of the PRC and reside in China. One executive director is a citizen and resident of Hong Kong, and one of our independent directors is a citizen and resident of Taiwan. Although we are not targeting target companies in China, we may consider a business combination with an entity or business with a physical presence or other significant ties to China, including Hong Kong and Macau, which may subject the post-business combination business to the laws, regulations and policies of China. Any target for a business combination may conduct operations through subsidiaries in China. The legal and regulatory risks associated with doing business in China discussed in the IPO Prospectus may make us a less attractive partner in an initial business combination than other special purpose acquisition companies that do not have any ties to China. As such, our ties to China may make it harder for us to complete an initial business combination with a target company without any such ties. In addition, we will not conduct a business combination with any target company that conducts operations through variable interest entities (“VIEs”), which are a series of contractual arrangements used to provide the economic benefits of foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. As a result, this may limit the pool of acquisition candidates we may acquire in the PRC, in particular, relative to other special purpose acquisition companies that are not subject to such restrictions, which could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC relative to such other companies.

If we were to complete a business combination with a Chinese entity, we could be subject to certain legal and operational risks associated with or having the majority of post-business combination operations in China. PRC laws and regulations governing PRC based business operations are sometimes vague and uncertain, and as a result these risks may result in material changes in the operations of any post-business combination subsidiaries, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer, or continue to offer, our securities to investors, including investors in the United States. Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. These recently enacted measures, and new measures which may be implemented, could materially and adversely affect the operations of any post-business combination company which we may acquire as our initial business combination.

Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on a China-based target company’s daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. Additionally, if we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights. There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations which may have a material adverse impact on the value of our securities. If we enter into a business combination with a target business operating in China, cash proceeds raised from overseas financing activities, including the IPO, may be transferred by us to any future PRC subsidiaries via capital contribution or shareholder loans, as the case may be. All these risks could result in a material change in our or the target company’s post-combination operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Furthermore, the PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

Based on our understanding of the current PRC laws and regulations, as we do not have any material operations in China, given that (a) the CSRC, currently has not issued any definitive rule or interpretation concerning whether offerings like ours under the IPO Prospectus are subject to the “M&A Rules and the Trial Measures; and (b) our company is a blank check company newly incorporated in the Cayman Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China although our principal executive offices are located in China, we believe that our company, our officers and/or directors are not required to obtain any licenses or approvals or subject to registration with the CSRC pursuant to the Trial Measures and under applicable PRC laws and regulations, for consummation of the IPO and while seeking a target for the initial business combination. We also believe that our officers and directors do not fall under or are not governed by requirements from the CSRC, and we are not required to obtain approvals from any PRC government entity, including the CSRC or the CAC, or any other government entity, to issue our securities to foreign investors and to list on a U.S. exchange or to search for a target company. As of the date of the IPO Prospectus, we had not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities. However, applicable laws, regulations, or interpretations of the PRC may change or we could be mistaken about these rules applicability, and the relevant PRC government agencies could reach a different conclusion and may subject us to a stringent approval process from the relevant government entities in connection with the IPO, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC Target Company. If the CSRC or the CAC, or any other governmental or regulatory body subsequently determines that its approval is needed for the IPO, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC, CAC and/or other PRC regulatory agencies. It is uncertain whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If approval is required in the future, including pursuant to the Trial Measures, and we are denied permission from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect our ability to complete a business combination in which case we may have to liquidate which would be adverse to the interests of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after the IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

There are numerous risks and uncertainties related to doing business in China including:

●	Adverse changes in political and economic policies or political or social conditions of the PRC government could have a material adverse effect on the overall economic growth of China;

●	Uncertainties with respect to the PRC legal system could limit legal protections available to you and us;

●	It may be difficult for overseas regulators to conduct investigations or collect evidence within China

●	PRC companies in certain business sectors are required to undergo national security review or obtain clearance from relevant authorities if necessary before making any filings with the CSRC.

●	PRC companies must comply with national secrecy and data security laws with respect to any data disclosure.

●	CSRC has the authority to and may block offshore listings that: (1) are explicitly prohibited by law; (2) may endanger national security; (3) involve criminal offenses such as corruption, bribery, embezzlement, misappropriation of property by the issuer, its controlling persons (with a three-year lookback); (4) involve the issuer under investigations for suspicion of criminal offenses or major violations of laws and regulations; or (5) involve material ownership disputes.

For a detailed description of risks associated with our significant ties to or a potential acquisition of a target business in China, see “Risk Factors — Risks Related to Acquiring or Operating Businesses in the PRC” included in the IPO Prospectus.

Each of our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination. For more information, see the section of the IPO prospectus entitled “Management — Conflicts of Interest” and see “Risk Factors” included in the IPO Prospectus.

Investment Direction

Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on green and sustainable business, new energy, cutting-edge technologies, artificial intelligent applications, business software and health care products. We anticipate targeting what are traditionally known as “small cap” companies domiciled in North America, Europe and/or the Asia Pacific (“APAC”) regions that are developing assets in Asia, Europe and North America, which aligns with our management team’s experience in operating emerging start-up companies. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. As such, although we are not targeting target companies in China, we may consider a business combination with an entity or business with a physical presence or other significant ties to China, including Hong Kong and Macau, which may subject the post-business combination business to the laws, regulations and policies of China.

Transfers of Cash to and from our Post Business Combination Subsidiaries

To date, we have not pursued an initial business combination and there have not been any capital contributions or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions. If we decide to consummate our initial business combination with a target business based in and primarily operating in the PRC, the combined company, whose securities will be listed on a U.S. stock exchange, may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations.

After the initial business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made.

Current PRC regulations permit a potential PRC target company’s indirect PRC subsidiaries to pay dividends to an overseas subsidiary, for example, a subsidiary located in Hong Kong, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of the target’s subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, each such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of the Renminbi (“RMB”), the legal currency of the PRC, into foreign currencies and the remittance of currencies out of the PRC. Our initial business combination target may be a PRC company with substantially all of its revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands post business combination, we may not be able to pay dividends in foreign currencies to our security-holders. Furthermore, if our target’s subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Cash dividends, if any, on our ordinary shares will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and, as a result, may be subject to PRC withholding tax at a rate of up to 10.0%.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company.

We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of RMB into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC. See “Risk Factors — Risks Related to Acquiring or Operating Businesses in the PRC” under the subheadings “Cash-Flow Structure of a Post-Acquisition Company Based in China” and “Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of the IPO to acquire a target company in the PRC and limit our ability to utilize our cash flow effectively following our initial business combination” included in the IPO Prospectus.

Business Strategy

Our main strategy is to identify and complete a merger or acquisition with a company that complements our team’s expertise and capabilities. Using our broad network of relationships, industry knowledge, and proven ability to find deals, we focus on companies with high potential in emerging markets characterized by innovative technologies or unique business models. Our network has grown through our team’s experience in both investing in and managing businesses within our target industries. Consistent with this strategy, we identified various parameters and criteria that we think are important and relevant in evaluating prospective target businesses. We applied these parameters in evaluating prospects.

We considered prospective target businesses that were not be limited to a particular industry or geographic region. Although there is no restriction or limitation on what industry our target operates in, it was our intention to pursue prospective targets that are focused on green and sustainable business, new energy, cutting-edge technologies, artificial intelligent applications, business software and health care products. During this search process, we evaluated approximately three business combination opportunities in Asia and Europe, across a broad range of sectors including IT data center, industrial furnaces and high-end valve manufacturing, and more before deciding to move ahead with HZJL.

Target Size: We intended to acquire one or more companies with significant revenue growth, with values between $500,000,000 and $2000,000,000.

High Growth Geographic Markets: We intended to focus on companies with international operations in fast-growing markets, which can use their regional advantages effectively.

High Growth Industries: We intended to prioritize companies in rapidly growing sectors such as green and sustainable businesses, new energy, cutting-edge technologies, artificial intelligent applications, business software and health care products.

Proven Financial Performance and Growth Potential: We intended to seek businesses with recent revenue growth and potential for future expansion through new products, technological advances, unique sales strategies, cost reductions, and strategic acquisitions.

Competitive Advantage: We intended to target businesses with a strong industry position, innovative technologies, deep market insights, leadership status, exclusive partnerships, strong branding, or distinct cost efficiencies.

Benefits of Going Public: We intended to acquire companies that would benefit from the capital access and visibility of being a publicly traded company.

Experienced and Visionary Management: We preferred companies led by skilled and forward-thinking management teams with deep industry knowledge.

High ESG Standards: We intended to prioritize companies with strong commitments to environmental, social, and governance standards, highlighting sustainable and responsible business practices.

Market Trend Alignment: We intended to seek companies that are in line with or leading current market trends, which helps them adapt to changes in market conditions and consumer preferences.

These criteria are guidelines and not exhaustive. Our evaluation may consider these and other relevant factors as needed. If we choose a company that does not meet all these criteria, we will disclose this to our shareholders in the communications concerning the merger or acquisition, which will include documents like proxy statements or tender offer announcements filed with the SEC.

In evaluating HZJL, we conducted a due diligence review which encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information that was made available to us.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting discounts and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than the parameters described in the section titled “Business Strategy” in this annual report.

The focus of our management team will be to create shareholder value by leveraging its experience to efficiently guide an emerging high growth, start-up company towards commercialization. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

We believe that there are a substantial number of potential target businesses domestically and internationally with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth or to advance clinical programs.

We intend to seek target companies that have significant and underexploited expansion opportunities in a niche sector. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions.

We intend to seek target companies that should offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverage our experience. We expect to evaluate a target based on its potential to successfully achieve regulatory approval and commercialize its product(s). We also expect to evaluate financial returns based on (i) risk-adjusted peak sales potential, (ii) the potential of pipeline products and the scientific platform, (iii) the ability to achieve the system cost savings, (iv) the ability to accelerate growth via other options, including through the opportunity for follow-on acquisitions, and (v) the prospects for creating value through other value creation initiatives. Potential upside, for example, from the growth in the target business’ earnings or an improved capital structure will be weighed against any identified downside risks.

We intend to invest in businesses that have a track record of success. We intend to look for companies with shareholder-friendly governance and low leverage, which are valued at what we think are low prices relative to their earnings potential and where we see attractive long-term return potential. We believe this investment approach constitutes a competitive advantage and can potentially offer both meaningful upside potential and a degree of downside protection in periods of financial market turbulence.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

NASDAQ rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting discounts and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. If our securities are not listed on NASDAQ after the offering, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Merger Agreement

On January 27, 2025, we, Xpand Boom Technology Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of RDAC (“Purchaser”), Xpand Boom Solutions Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with RDAC, Purchaser, the “Purchaser Parties”), HZJL Cayman Limited, a Cayman Islands exempted company (“HZJL”), certain shareholder of HZJL (“Principal Shareholder”), and Mr. Bin Xiong, as representative of the Principal Shareholder of HZJL, entered into a Merger Agreement (the “Merger Agreement”).

Acquisition Merger and Acquisition Consideration

Upon the closing of the transactions contemplated by the Agreement, RDAC will merge with and into Purchaser, resulting in all RDAC shareholders becoming shareholders of the Purchaser as described under the below section titled “Reincorporation Merger.” Concurrently therewith, Merger Sub will merge with and into HZJL, resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of HZJL (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall be reclassified into class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to HZJL shareholders for the Acquisition Merger is $350 million, payable in newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”), valued at $10.00 per share.

Furthermore, the parties agreed that immediately following the closing the Acquisition Merger, Purchaser’s board of directors will consist of directors designated by HZJL, one (1) of which will be Mr. Bin Xiong.

Reincorporation Merger

At the Reincorporation Effective Time, RDAC will be merged with and into Purchaser, the separate corporate existence of RDAC will cease and Purchaser will continue as the surviving corporation (the “Reincorporation Merger”). In connection with the Reincorporation Merger, RDAC’s issued and outstanding units shall separate into its individual components of one ordinary share and one right, and all units shall cease to be outstanding and shall automatically be canceled, and each of RDAC’s issued and outstanding securities will be converted into an equivalent amount of Purchaser’s securities:

Each RDAC ordinary share will be converted automatically into one Purchaser Class A Ordinary Share;

Each right to acquire one-tenth (1/10) of one RDAC ordinary share will be converted automatically into one right to acquire one-tenth (1/10) of one Purchaser Class A Ordinary Share. At the Closing of the Mergers, all Purchaser Rights shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist. The holders of Purchaser Rights instead will receive one-tenth (1/10) of one Purchaser Class A Ordinary Share in exchange for the cancellation of each Purchaser Right.

Representations and Warranties

In the Agreement, HZJL and Principal Shareholder make certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the Agreement) relating to, among other things: (a) proper corporate organization of HZJL and its affiliates and subsidiaries and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) neither the execution, delivery nor performance of the Agreement need any consent, approval, license or other action of any government authority; (d) absence of conflicts; (e) capital structure; (f) accuracy of charter documents and corporate records; (g) required consents and approvals; (h) financial information; (i) absence of certain changes or events; (j) title to assets and properties; (k) material contracts; (l) ownership of real property; (m) licenses and permits; (n) compliance with laws; (o) ownership of intellectual property; (p) customers and suppliers; (q) employment and labor matters; (r) taxes matters; (s) environmental matters; (t) brokers and finders; (u) that HZJL is not an investment company; (v) no Action pending or threatened against HZJL; and (w) other customary representations and warranties.

In the Merger Agreement, Purchaser Parties make certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) no governmental authorization required; (d) Non-Contravention; (e) brokers and finders; (f) capital structure; (g) validity of share issuance; (h) minimum trust fund amount; (i) validity of Nasdaq Stock Market listing; (j) SEC filing requirements and financial statements; (k) litigation; (l) compliance with laws; (m) material contracts; (n) not an investment company; and (o) other customary representations and warranties.

Conduct Prior to Closing; Covenants

The parties have made customary representations, warranties and covenants in the Agreement, including, among other things, covenants with respect to the conduct of HZJL and its affiliates/subsidiaries prior to the closing of the business combination. The parties have also agreed to customary “no shop” obligations.

The Agreement also contains covenants providing for, among other things:

●	Purchaser shall prepare with the assistance, cooperation and commercially reasonable efforts of HZJL, and file with the SEC the Registration Statement in connection with the registration under the Securities Act of Purchaser Ordinary Shares to be issued in the Mergers, which Registration Statement will also contain a proxy statement of RDAC; and

●	all rights to exculpation, indemnification and advancement of expenses existing in favor of D&O indemnified persons shall survive the closing and continue in full force and effect in accordance with their respective terms to the extent permitted by applicable Law.

Conditions to Closing

General Conditions

Consummation of the Agreement and the transactions is conditioned on, among other things, (i) no provisions of any applicable Law, and no Order shall prohibit or prevent the consummation of the closing; (ii) there shall not be any Action brought by a third party that is not an Affiliate of the parties hereto to enjoin or otherwise restrict the consummation of the closing; (iii) HZJL and RDAC receiving approval from their respective shareholders to the transactions; (iv) the SEC shall have declared the Registration Statement effective; (v) no stop order suspending the effectiveness of the Registration Statement or any part thereof shall have been issued; (vi) the Additional Agreements shall have been entered into and the same shall be in full force and effect; (vii) the completion of the CSRC filing; and (viii) continued listing of Purchaser on Nasdaq and Nasdaq approval for listing the Closing Payment Shares on Nasdaq.

HZJL’s Conditions to Closing

The obligations of HZJL to consummate the transactions contemplated by the Agreement, in addition to the conditions described above, are conditioned upon each of the following, among other things:

Purchaser Parties complying with all of their obligations under the Agreement in all material respects;

subject to applicable materiality qualifiers, the representations and warranties of Purchaser Parties being true on and as of the closing date of the transactions and Purchaser Parties complying with all required covenants in the Agreement;

Purchaser Parties complying with the reporting requirements under the applicable Securities Act and Exchange Act; and

there having been no material adverse effect on Purchaser Parties.

Purchaser Parties’ Conditions to Closing

The obligations of Purchaser Parties to consummate the transactions contemplated by the Agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon each of the following, among other things:

HZJL and its subsidiaries complying with all of the obligations under the Agreement in all material respects;

subject to applicable materiality qualifiers, the representations and warranties of HZJL and its subsidiaries being true on and as of the closing date of the transactions and HZJL and its subsidiaries complying with all required covenants in the Agreement;

all necessary governmental approvals have been received in form and substance reasonably satisfactory; there having been no material adverse effect on HZJL; and

RDAC receiving duly executed legal opinions from HZJL’s PRC counsel and Cayman Islands counsel.

Termination

The Agreement may be terminated and/or abandoned at any time prior to the closing, whether before or after approval of the proposals being presented to RDAC’s shareholders, by:

mutual written consent of RDAC and HZJL duly authorized by each of their respective boards of directors;

In the event a governmental Authority shall have issued an Order or enacted a Law having the effect of permanently restraining, enjoining or otherwise prohibiting either the Reincorporation Merger or the Acquisition Merger, which Order or Law is final and non-appealable, a Purchaser Party or HZJL shall have the right, at its sole option, to terminate the Agreement without liability to the other party; provided, however, that this right to terminate the Agreement shall not be available to HZJL or a Purchaser Party if the failure by such party or its Affiliates to comply with any provision of the Agreement has been a substantial cause of, or substantially resulted in, such action by such governmental Authority;

RDAC, if HZJL has materially breached any representations, warranties, agreements or covenants contained in the Agreement or in any Additional Agreement to be performed on or prior to the closing date or the Agreement, the plan of merger or the transactions contemplated hereby fail to be authorized or approved by the shareholders of HZJL and such breach shall not be cured within fifteen (15) days following receipt by HZJL of a notice describing in reasonable detail the nature of such breach;

HZJL, if RDAC has materially breached any of its covenants, agreements, representations, and warranties contained in the Agreement or in any Additional Agreement to be performed on or prior to the closing date and such breach has not been cured within fifteen (15) days following the receipt by RDAC a notice describing such breach.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination.

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), in each case calculated as of two business days prior to the consummation of the business combination and subject to the limitations described herein. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 (after payment of deferred underwriting discounts and net of taxes payable on the income earned on the trust account and funds previously released to the company to pay our taxes or for use as working capital) either immediately prior to or upon such consummation, or otherwise we are exempt from the provisions of Rule 419 promulgated under the Securities Act (so that we are not subject to the SEC’s “penny stock” rules) and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if we obtain affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 15 months from the closing of the IPO (or up to 21 months from the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in the Prospectus) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in the IPO or from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or to redeem their shares, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock, shares or other equity securities.

Redemption Rights

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of the then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.05 per share, whether or not the underwriters’ over-allotment option is exercised in full. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

At any general meeting called to approve an initial business combination, public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the shares sold in the IPO. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the redemption right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to redeem no more than 20% of the shares sold in the IPO, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.. Additionally, the holders of ordinary shares will not have redemption rights with respect to the 57,500 ordinary shares we issued to Lucid and its designees in the IPO (the “Representative Shares”).

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to deliver their shares prior to a specified date. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any general meeting called to approve a proposed initial business combination, we may require shareholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Redemption of public shares and liquidation if no initial business combination

We will have 15 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may extend the period of time to consummate a business combination up to six times, each by an additional one month (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of the Prospectus, in order to extend the time available for us to consummate our initial business combination, the sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $165,000 or up to $189,750 if the underwriters’ over-allotment option is exercised in full ($0.033 per share in either case) on or prior to the date of the applicable deadline, for each one month extension (or up to an aggregate of $990,000 (or $1,138,500 if the underwriters’ over-allotment option is exercised in full), or approximately $0.20 per share if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. You will not be able to vote on or redeem your shares in connection with any such extension.

If we are unable to consummate our initial business combination within the allotted time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the applicable period from the closing of the IPO. However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless in the event we do not consummate our initial business combination within the allotted time period.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05 (whether or not the underwriters’ over-allotment option is exercised in full). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts we will pay to the underwriters. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.05, plus interest (net of any taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of the IPO.

If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, the sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. However, the sponsor may not be able to satisfy those obligations. Other than as described above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely the sponsor would be able to satisfy its indemnity obligations if it was required to do so. However, we believe the likelihood of the sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full) and the sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full).

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer”, a “fraudulent conveyance”, a “fraud in anticipation of winding up”, a “transaction in fraud of creditors” or a “misconduct in the course of winding up”. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within the allotted time period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption rights or to redeem 100% of our public shares if we do not complete our initial business combination within the allotted time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Financial Position

With a trust account initially in the amount of $50,750,000 (or $58,287,500 if the over-allotment option is exercised in full) (which includes up to approximately $1,625,000 (or up to $1,868,750 if the over-allotment option is exercised in full), for the payment of deferred underwriting discounts), we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions. Because we are able to consummate a business combination using the cash proceeds from the IPO, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. Since the selection of HZJL as the business target, management has spent more time investigating and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2024, the Company had cash of $392,679 and a working capital equity of $433,179. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statement contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at No. 604, Yixing Road, Wanbolin District, Taiyuan City, Shanxi Province, P.R. China., telephone number is +86-18817777987. Such space, utilities and secretarial and administrative services are provided to us free of charge by the sponsor. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the NASDAQ Capital Market under the symbol “RDACU” on October 11, 2024. The ordinary shares and rights comprising the units began separate trading on NASDAQ on December 2, 2024, under the symbols “RDAC” and “RDACR,” respectively.

Holders of Record

As of March 26, 2025, there were 7,499,375 (inclusive of ordinary shares included in our units) of our ordinary shares issued and outstanding, held by a total of ten record holders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. Under the laws of the Cayman Islands, a Cayman Islands company may pay a dividend on its shares out of either profit or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Subject to the provisions of the Companies Act and any rights attaching to any class or classes of shares under and in accordance with the memorandum and articles of association:

(a)	the directors may declare dividends or distributions out of our funds which are lawfully available for that purpose; and

(b)	our shareholders may, by ordinary resolution, declare dividends but no such dividend shall exceed the amount recommended by the directors.

Subject to the requirements of the Companies Act regarding the application of a company’s share premium account and with the sanction of an ordinary resolution, dividends may also be declared and paid out of any share premium account. The directors when paying dividends to shareholders may make such payment either in cash or in specie.

Unless provided by the rights attached to a share, no dividend shall bear interest.

Under the laws of the Cayman Islands, a Cayman Islands company may pay a dividend on its shares out of either profit or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

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

For a description of the use of the proceeds generated in our IPO, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” and elsewhere in this annual report on Form 10-K.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

On January 27, 2025, we entered into a merger agreement (the “Merger Agreement”), dated as of January 27, 2025, with HZJL Cayman Limited (“HZJL”) for a business combination. Upon consummation of the transaction contemplated by the Merger Agreement, (i) RDAC will reincorporate by merging with and into Xpand Boom Technology Inc., a Cayman Islands exempted company and wholly owned subsidiary of RDAC (“Xpand Boom Technology”), and (ii) concurrently with the reincorporation merger, Xpand Boom Solution Inc., a Cayman Islands exempted company and wholly owned subsidiary of Xpand Boom Technology, will be merged with and into HZJL, resulting in HZJL being a wholly owned subsidiary of Xpand Boom Technology (the “Business Combination” and the transactions in connection with the Business Combination collectively, the “Transaction”). Upon the closing of the Transaction, the parties plan to remain Nasdaq-listed under a new ticker symbol.

The Transaction, which has been approved by the boards of directors of both RDAC and HZJL, is subject to regulatory approvals, the approvals by the shareholders of RDAC and HZJL, respectively, and the satisfaction of certain other customary closing conditions, including, among others, a registration statement, of which the proxy statement/prospectus forms a part, being declared effective by the U.S. Securities and Exchange Commission (the “SEC”), and the approval by Nasdaq of the listing application of the combined company.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to December 31, 2024 were organizational activities, those necessary to prepare for and conduct the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $257,513, which consisted of interest earned on marketable securities held in the Trust Account of $543,046, offset by formation and operational costs of $285,533.

Liquidity and Capital Resources

For the year ended December 31, 2024, cash used in operating activities was $326,033. Net income of $257,513 was affected by formation and operational costs of $285,533, interest earned on marketable securities held in the Trust Account of $543,046. Changes in operating assets and liabilities provided $40,500 of cash from operating activities.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares, and the borrowing from the sponsor under an unsecured promissory note (see “Note 5-Related Party Transactions” in the notes to our financial statements). We have repaid the unsecured promissory note in full on October 15, 2024. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the private placement (as defined below) held outside of the trust account.

Following the IPO and the exercise of the over-allotment option, a total of $57,787,500 of the net proceeds from the sale of the Units in the IPO and the Private Placement were placed in the Trust Account. We paid a total of $1,006,250 in underwriting discounts (excluding deferred underwriting discount of $1,868,750) and $556,288 for other costs and expenses related to the IPO.

As of December 31, 2024, we had cash of $392,679 and marketable securities in the Trust Account of $58,330,546. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended December 31, 2024, we did not withdraw any of interest income from the trust account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2024, we had cash of $392,679 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern through January 15, 2026 (or July 15, 2026, if we extend the period of time to consummate a business combination as provided in our amended and restated certificate of incorporation), the scheduled liquidation date of the Company if it does not complete a business combination prior to such date. Management plans to complete a business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by January 15, 2026 (or, if extended, July 15, 2026). The accompanying audited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2024, there were no critical accounting policies or estimates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this annual report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 26, 2025.

Name	Age	Position
Lulu Xing	32	Chief Executive Officer and Chairman of the Board
Wenyi Shen	36	Chief Financial Officer
Kei Tung Yeung	53	Director
Kun-Lin Liu	61	Independent Director
Yucan Zhang	30	Independent Director
Chengming Dou	43	Independent Director

Lulu Xing, CEO and Chairman

Lulu Xing has served as our Chief Executive Officer and Chairman of the Board since March 2024. Mr. Xing is a citizen and resident of China. Since October 2019, Mr. Xing has served as the chairman of Shanxi Qianmeng Construction Engineering Co., a construction company, where he presides over the management of the company. Since October 2019, Mr. Xing has also served as the chairman of and Shanxi Qianmeng Electromechanical Intelligent Engineering Co., a mechatronic engineering company. From June 2018 to September 2019, Mr. Xing served as a general manager at Shanxi Weiye Technology Development Co., a mechanical equipment company. From October 2015 to June 2018, Mr. Xing was an assistant to the general manager at Beijing Tianyuan Xingye Technology Development Co., an electronic device company.

Mr. Xing received his bachelor’s degree in electrical engineering and automation from Shanghai Institute of Technology, China in June 2015. He is also an MBA candidate at ASCENCIA Business School, College de Paris. We believe Mr. Xing is qualified to serve as our Chief Executive Officer and Chairman of the Board due to his extensive experience in business management.

Wenyi Shen, CFO

Wenyi Shen has served as our Chief Financial Officer since March 2024. Mr. Shen is a citizen and resident of China. Mr. Shen has over ten years of experience in investment banking, audit and private equity investments. Since September 2023, Mr. Shen has served as the financial controller at Shanghai Yemei Info Technology Limited, where he is in charge of financial and compliance risk management. Mr. Shen served as the chief financial officer of Hainan Manaslu Acquisition Corp. (“HMAC”), a special acquisition purpose company (NASDAQ: HMAC), from November 2021 to August 2023. In connection with the consummation of the business combination with Able View, Mr. Shen resigned as the Chief Financial Officer of HMAC effective as of August 17, 2023. During his career, he provided audit services from IPO stage to several large-scale Chinese companies traded on Hong Kong and mainland China stock markets, including Agricultural Bank of China and Haitong Securities Co, Ltd. and focused on several industries including consumer, entertainment, education, and Internet. From May 2018 to August 2021, Mr. Shen served as Vice President for CITIC Culture Capital Management Co., Ltd., an investment company where he was responsible for growth range private equity investments. Mr. Shen served as Vice President for TFTR Investment Co., Ltd., an investment company, from February 2016 to April 2018, where he was responsible for growth range private equity investments. Mr. Shen co-founded Shanghai Yuexing Information Technology Co., Ltd., a start-up mobile travel agent company, where he served as a Chief Strategy Officer from February 2015 to January 2016 and was responsible for the company’s strategy, product development, market operation and capital funding. From June 2013 to February 2015, Mr. Shen was an Associate at E.J. McKay Co., Ltd., a boutique investment banking firm focusing on cross-border mergers and acquisitions between China and the United States, where he participated in cross-border mergers and acquisitions and related investment banking activities. From July 2010 to May 2013, Mr. Shen was a Senior Auditor at Deloitte Touche Tohmastu CPA Ltd., an accounting firm, where he participated in the audit of large financial institutions.

Mr. Shen received his bachelor’s degree in social work from Fudan University, China in July 2010. We believe Mr. Shen is qualified to serve as our Chief Financial Officer due to his experience in investment banking, audit and private equity investments.

Kei Tung Yeung, Director

Mr. Yeung Kei Tung has served as our director since March 2024. Mr. Yeung is a citizen and a resident of Hong Kong. Mr. Yeung is an experienced investor and co-founder of several companies in Greater China, including BELLARTE Sportstech (HK) Ltd. and Snow 51, and has been engaged in venture capital investment in the media and culture, winter sports and new energy industries for more than 20 years. Since October 2023, Mr. Yeung has served as General Manager & Co-Founder of QCSPAC Consultant Co. Ltd., looking for potential investment opportunities in the areas of AI, technology and new energy. Since July 2023, Mr. Yeung has served as the Co-CEO & Co-Founder of BELLARTE Sportstech (HK) Ltd., a sports-tech company in Hong Kong and China which focuses on winter sport trading and sport management company investment. From November 2021 to March 2024, Mr. Yeung worked as Business Lead Partner of WPP Group/Wunderman Thompson, a media and communication company. From May 2017 to May 2021, Mr. Yeung served as an independent director of Snow 51, a company that specializes in ski training. From January 2010 to February 2023, Mr. Yeung was the founder and CEO of C&S Communication, a media and cultural investment company. From 1997 to 1999, Mr. Yeung worked at Hong Kong Standard Chartered Bank as a finance consultant to assist client with wealth management and investment.

Mr. Yeung received his honor diploma in business management from Lingnan University, Hong Kong in 1994 and a master’s degree in management & business administration from University of Surrey, United Kingdom in 1999. We believe Mr. Yeung is qualified to serve as our director due to his extensive investment experience across many industries.

Kun-Lin Liu, Independent Director

Mr. Kun-Lin Liu has served as one of our independent directors since October 10, 2024. Mr. Liu is a citizen and a resident of Taiwan. Mr. Liu is an experienced venture capitalist in Greater China and has been engaged in venture capital investment for more than 20 years. Mr. Liu served as an independent director of HMAC from August 2022 to August 2023. In connection with the consummation of the business combination with Able View, Mr. Liu resigned as the independent director of HMAC effective as of August 17, 2023. From June 2021 to June 2024, Mr. Liu served as an independent director of Dee Van Enterprise, a publicly held company in Taiwan that specializes in power adapters; and since June 2022, has served as an independent director of 3S Silicon Tech Inc., a publicly held company in Taiwan that specializes in power device assembly equipment. Mr. Liu served as a Partner of Capital First Partners, a venture capital company from July 2019 to December 2021, where he focused on deal sourcing in Taiwan. Prior to that, he served as the Chief Strategy Officer of Shanghai Vargo Technology Co., Ltd., a smart phone company, from December 2013 to January 2017, where he set up supply chain networks. Mr. Liu was a former partner of Fortune International Partners, a venture capital company in Greater China, from May 2006 to May 2010, where he was responsible for investment in mainland China. Mr. Liu has also been an Industry Consultant for Taiwan Venture Capital Association and Angel Association since April 2010. He was an investor of Lakala Payment Co., Ltd., a third-party payment company, in 2007 and served as a director in the board of Lakala from 2007 to 2010. His most successful investment is Transmedia Communications Inc., a multimedia equipment maker which was acquired by Cisco Systems, Inc. in 1999.

Mr. Liu received a bachelor’s degree in electro physics from national Chiao-Tung University in Taiwan in June 1985, and a master’s degree in materials science & engineering from National Taiwan University in June 1987. We believe Mr. Liu is well qualified to serve as our director due to his remarkable investment experience.

Yucan Zhang, Independent Director

Yucan Zhang has served as one of our independent directors since March 2, 2025. Mr. Zhang is a Project Management Professional (PMP) - certified Project Manager with a full-stack development background and over seven years of experience. Since July 2022, Mr. Zhang has worked as a Front-End Lead & Project Manager at Enchant Christmas. From March 2021 to April 2022, he worked as a full-stack engineering and project manager at Yuerquan Tea. From July 2018 to January 2021, he worked as a full-stack engineering and project manager at Meili Finance.

Mr. Zhang received a bachelor’s degree in Mechanical Engineering from Memorial University of Newfoundland, St. John’s, Newfoundland and Labrador in 2017. We believe Mr. Zhang is well qualified to serve as our director due to his extensive experience in project management and strong technical expertise.

Chengming Dou, Independent Director

Mr. Dou has served as one of our independent directors since October 10, 2024. Mr. Dou is a citizen and resident of China. Mr. Dou has many years of experience in corporate governance and financial accounting. Since October 2023, Mr. Dou has worked as a financial adviser at Zhejiang Qixing Electronics Corp., Ltd., a manufacturer of industrial capacitors. From July 2022 to October 2023, he served as the chief financial officer and vice president at Zhejiang Qixing Electronics Corp., Ltd. From January 2020 to June 2022, and since October 2023, Mr. Dou has worked as the chief executive officer and general manager at Shanghai Saijian Enterprise Management Co., Ltd., a financial advisory service provider. From 2016 to 2019, Mr. Dou worked as an auditor at Deloitte Touche Tohmastu CPA Ltd.

Mr. Dou received a bachelor’s degree from Jiaotong University in 2003, We believe Mr. Dou is well qualified to serve as our independent director due to his extensive experience in corporate governance and financial accounting.

We believe that our independent directors will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on the companies exhibiting substantial potential in emerging markets driven by innovative technologies or novel business models and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our shareholders.

Committees of the Board of Directors

Our Board has four standing committees: an executive committee, an audit committee, a compensation committee and a nominating and corporate governance committee. NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and subject to certain limited exceptions, NASDAQ rules require that the compensation committee and nominating committee of a listed company be comprised solely of independent directors. Our audit committee, compensation committee and nominating and corporate governance committee are each governed by a written charter, which charters are incorporated by reference as s Exhibits 99.1, 99.2, and 99.3 to this annual report. In addition, a copy of any or all of these charters will be provided by us without charge upon request.

Audit Committee

We have established an audit committee of the board of directors. Kun-Lin Liu, Yucan Zhang and Chengming Dou serve as members of our audit committee. Chengming Dou chairs the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Kun-Lin Liu, Yucan Zhang and Chengming Dou are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Chengming Dou qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Kun-Lin Liu, Yucan Zhang and Chengming Dou, each of whom is an independent director under NASDAQ’s listing standards. Kun-Lin Liu chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

should have demonstrated notable or significant achievements in business, education or public service;

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations;

and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Kun-Lin Liu, Yucan Zhang and Chengming Dou. Yucan Zhang chairs the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

reviewing and approving the compensation of all of our other officers;

reviewing our executive compensation policies and plans;

implementing and administering our incentive compensation equity-based remuneration plans;

assisting management in complying with our proxy statement and annual report disclosure requirements;

approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

producing a report on executive compensation to be included in our annual proxy statement; and

reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of our Code of Ethics is incorporated by reference as Exhibit 14 to this annual report. In addition, a copy of the Code of Ethics will be provided by us without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our initial shareholders purchased founder shares prior to the date of the Prospectus and the sponsor will purchase the private units in transactions that will close simultaneously with the closing of the IPO. Our initial shareholders have agreed to waive their right to liquidating distributions with respect to its founder shares if we fail to consummate our initial business combination within the required time period. However, if our initial shareholders acquire public shares in or after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units will be used to fund the redemption of our public shares, and the private units will expire worthless.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors currently has and may in the future have fiduciary obligations to other businesses, including other blank check companies similar to our company, of which they are now or may in the future be officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have.

Below is a table summarizing the entities to which our officers, directors and directors currently have fiduciary duties or contractual obligations which will take priority over us.

Individual	Entity/company name		Entity’s Business/industry		Affiliation/Position (e.g. CEO/CFO/Director/Managing Director/Chairman/Chairperson)
Lulu Xing	●	Shanxi Qianmeng Construction Engineering Co.	●	Construction company	●	Chairman
	●	Shanxi Qianmeng Electromechanical Intelligent Engineering Co.	●	Mechatronic engineering	●	Chairman

Wenyi Shen	●	Shanghai Yemei Info Technology Limited	●	Information Technology	●	Financial Controller

Kei Tung Yeung	●	CQSPAC Consultant Co. Ltd.	●	Consulting Company	●	General Manager & Co-Founder
	●	BELLARTE Sportstech(HK)Ltd.	●	Winter sports retail company	●	Co-CEO
	●	C&S Communication Ltd	●	Media and communication	●	Director

Kun-Lin Liu	●	Dee Van Enterprise Co., Ltd.	●	Power adapter	●	Independent Director
	●	3S Silicon Tech Inc.	●	power device assembly equipment	●	Independent Director

Yucan Zhang	-		-		-

Chengming Dou	●	Zhejiang Qixing Electronics Corp., Ltd.	●	Industrial capacitor manufacturing	●	Financial Adviser
	●	Shanghai Saijian Enterprise Management Co., Ltd.	●	Financial advisory	●	General manager

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our company (or shareholders) from a financial point of view. Notwithstanding the foregoing, our amended and restated memorandum and articles of association provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors, as well as our initial shareholders, have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to the consummation of our initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime or against the indemnified person’s own fraud or dishonesty.

Our amended and restated memorandum and articles of association provides that, subject to certain limitations, the company shall indemnify its directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to the best interests of the company and, in the case of criminal proceedings, the person had no reasonable cause to believe that their conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to the best interests of the company and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the amended and restated memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to the best interests of the company or that the person had reasonable cause to believe that his conduct was unlawful.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty or duty of care. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No compensation will be paid to our initial shareholders, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our initial shareholders, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Clawback Policy

As required by the NASDAQ rules, our Board has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board in accordance with Section 10D of the Exchange Act and the rules of the NASDAQ Capital Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

each of our officers and directors that beneficially owns ordinary shares; and all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of any rights, as these rights are not convertible into ordinary shares within 60 days of the date of this annual report on Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares(2)
Aurora Beacon LLC(3)	1,691,875	22.56%
Lulu Xing(3)	1,691,875	22.56%
Wenyi Shen	-	-
Kei Tung Yeung	-	-
Kun-Lin Liu	-	-
Yucan Zhang	-	-
Chengming Dou	-	-
All directors and executive officers as a group (6 individuals)	1,691,875	22.56	%(3)
Ramya Rao(4)	398,125	5.31%
Kerry Propper/Antonio Ruiz-Gimenez(5)	495,000	6.60%
Polar Asset Management Partners Inc. (6)	500,000	6.67%
AQR Capital Management, LLC(7)	435,382	5.81%
TD Securities (USA) LLC(8)	376,182	5.0%
Mizuho Financial Group, Inc.(9)	577,960	7.70%
Karpus Management, Inc.(10)	821,975	10.96%

(1)	Unless otherwise indicated, the business address of each of the individuals is No. 604, Yixing Road, Wanbolin District, Taiyuan City, Shanxi Province, People’s Republic of China.

(2)	All percentages are approximate, and are based upon a total of 7,499,375 ordinary shares outstanding (inclusive of shares included in our units) as of March 26, 2025.

(3)	Aurora Beacon LLC is the record holder of the shares reported herein. Aurora Beacon LLC is controlled by Mr. Lulu Xing, its sole director. By virtue of this relationship, Mr. Lulu Xing may be deemed to share beneficial ownership of the securities held of record by the Sponsor.

(4)	Pursuant to the schedule 13G filed by the reporting person on February 14, 2025. The address for the reporting person is 1 Churchill Place, London - E14 5HP.

(5)	Pursuant to the schedule 13G filed by the reporting persons on February 14, 2025. The address for the reporting person is 1 Pennsylvania Plaza, 48th Floor New York, New York 10119. The RDAC Ordinary Shares reported therein are held by (1) one or more private funds managed by ATW SPAC Management LLC (“ATW SPAC”), which has been delegated exclusive authority to vote and/or direct the disposition of certain Shares and (2) a private fund, SZOP Multistrat LP, managed by SZOP Multistrat Management LLC (“SZOP”). SZOP and ATW SPAC are registered investment advisers whose managing members are Kerry Propper and Antonio Ruiz-Gimenez.

(6)	Pursuant to the schedule 13G filed by the reporting person on February 14, 2025. The address for the reporting person is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

(7)	Pursuant to the schedule 13G filed jointly by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC on February 14, 2025. The address for the reporting persons is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC.

(8)	Pursuant to the schedule 13G filed jointly by TD Securities (USA) LLC (“TDS”), Toronto Dominion Holdings (U.S.A.), Inc. (“TDH”), TD Group US Holdings LLC’s (“TD GUS”), and Toronto Dominion Bank’s (“TD Bank”) on February 13, 2025. TDS’s principal office and TDH’s principal office is One Vanderbilt Avenue, New York, New York 10017. The address of TD GUS principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of TD Bank principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2. TDS has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of these shares. TDH is the sole owner of TDS. TD GUS is the sole owner of TDH. TD Bank is the sole owner of TD GUS. TD Bank, TDH, and TD GUS may be deemed to hold an indirect interest in the shares reported herein by virtue of their ownership of TDS.

(9)	Pursuant to the schedule 13G filed by the holder on February 13, 2025. The holder’s address is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(10)	Pursuant to the schedule 13G filed by the holder on February 7, 2025. The holder’s address is 183 Sully’s Trail, Pittsford, New York 14534.

Our initial shareholders beneficially own approximately 22.56% of the issued and outstanding ordinary shares. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the appointment of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing if the last reported sale price of our ordinary shares equal or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganization, recapitalizations and other similar transactions) for any 20 trading days within any 30 trading day period commencing at least 150 days after our initial business combination the founder shares will not be subject to such transfer restrictions.

During the lock-up period, the holders of these shares will not be able to sell or transfer their securities except (1) to our officers, directors, shareholders, employees and members of the sponsor and their affiliates, (2) if a holder is an entity, as a distribution to its, partners, shareholders or members upon its liquidation, (3) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (4) by virtue of the laws of descent and distribution upon death, (5) pursuant to a qualified domestic relations order, (6) by certain pledges to secure obligations incurred in connection with purchases of our securities, (7) by private sales at prices no greater than the price at which the shares were originally purchased or (8) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause 8 or with our prior consent) where the transferee agrees to the terms of the insider letter. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

Registration Rights

Our initial shareholders and their permitted transferees can demand that we register the founder shares, the private units and the underlying private shares and private rights and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights, pursuant to an agreement to be signed prior to or on the date of the Prospectus. The holders of such securities are entitled to demand that we register these securities at any time after we consummate an initial business combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the IPO may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which the Prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in the IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which the Prospectus forms a part.

Our executive officers are our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 29, 2024, we entered into a subscription agreement, pursuant to which 1,437,500 founder shares were issued to the sponsor and the one ordinary share previously issued to the sponsor was surrendered to and cancelled by the Company.

Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Our initial shareholders have purchased an aggregate of 254,375 private units after the underwriters’ over-allotment option was exercised in full at a price of $10.00 per unit in a private placement that occurred simultaneously with the closing of the IPO. Our initial shareholders have agreed not to transfer, assign or sell any of the private units and underlying ordinary shares until 30 days after the completion of our initial business combination.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to the sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to the sponsor, officers, directors or our or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

On March 29, 2024, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. The loan was, at the discretion of the sponsor, due on the earlier of (i) December 31, 2024, (ii) the consummation of the IPO or (iii) the abandonment of the IPO. The promissory note would be payable without interest. As of December 31, 2024, we fully repaid $249,831 to the Sponsor which are included in such promissory note. The promissory note was repaid out of the proceeds of the IPO available to us for payment of offering expenses. In addition, in order to finance transaction costs in connection with an intended initial business combination, our initial shareholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes. In the event that we are unable to consummate an initial business combination, we may use a portion of the IPO proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. If we consummate an initial business combination, the notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if the full amount of notes are issued and converted).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

We have entered into a registration rights agreement with respect to the founder shares and private units, among other securities, which is described under Item 12.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination:

Repayment loans that may be made to us by our sponsor to cover offering-related and organizational expenses. Such loans would be evidenced by promissory notes. If we consummate an initial business combination, the notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit ; and

Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

Our independent directors will review on a quarterly basis all payments that were made to our initial shareholders, officers, directors or our or their affiliates.

Director Independence

NASDAQ requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Kun-Lin Liu, Yucan Zhang and Chengming Dou are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Adeptus Partners, LLC (“Adeptus”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Adeptus for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC for the year ended December 31, 2024 totaled $32,000. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024.

Tax Fees. For the year ended December 31, 2024, the aggregate fees billed by Adeptus for services rendered for tax compliance, tax advice and tax planning totaled $0.

All Other Fees. For the year ended December 31, 2024, Adeptus did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
2.1	Merger Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
3.2	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
4.4	Rights Agreement, dated October 10, 2024, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
4.5*	Description of Registrant’s Securities
10.1	Investment Management Trust Agreement, dated October 10, 2024, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.2	Letter Agreements, dated October 10, 2024, with Aurora Beacon LLC and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.3	Indemnity Agreements, dated October 10, 2024, with each of the Company’s directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.4	Private Units Purchase Agreement, dated October 10, 2024, between the Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.5	Registration Rights Agreement, dated October 10, 2024, among the Company, Aurora Beacon LLC, the representative and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.6	Subscription Agreement, dated March 29, 2024, between the Company and Aurora Beacon LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
10.7	Promissory Note issued to Aurora Beacon LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
19*	Insider Trading Policy.
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2025

RISING DRAGON ACQUISITION CORP.

By:	/s/ Lulu Xing
Name:	Lulu Xing
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2025

Name	Position	Date

/s/ Lulu Xing	Chief Executive Officer	March 26, 2025
Lulu Xing	(Principal Executive Officer) and Director

/s/ Wenyi Shen	Chief Financial Officer	March 26, 2025
Wenyi Shen	(Principal Financial and Accounting Officer)

/s/ Kei Tung Yeung	Director	March 26, 2025
Kei Tung Yeung

/s/ Kun-Lin Liu	Director	March 26, 2025
Kun-Lin Liu

/s/ Yucan Zhang	Director	March 26, 2025
Yucan Zhang

/s/ Chengming Dou	Director	March 26, 2025
Chengming Dou

RISING DRAGON ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rising Dragon Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rising Dragon Acquisition Corp. as of December 31, 2024, and the related statements of income, shareholders’ equity, and cash flows for the period March 8, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period March 8, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules fand regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

PCAOB: 3686

Ocean, NJ

March 26, 2025

RISING DRAGON ACQUISITION CORP.

BALANCE SHEET

AS OF DECEMBER 31, 2024

ASSETS
Current asset:
Cash	$392,679
Prepaid expense	63,000
Total current asset:	455,679

Investment held in Trust Account	58,330,546
TOTAL ASSETS	$58,786,225

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$22,500

Total Current Liabilities	22,500
Deferred underwriting compensation	1,868,750

TOTAL LIABILITIES	1,891,250

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 5,750,000 shares issued and outstanding at redemption value of $10.14 as of December 31, 2024	58,330,546

Shareholders’ deficit:
Preference shares, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 1,749,375 shares issued and outstanding as of December 31, 2024 (excluding 5,750,000 shares subject to possible redemption)	175
Accumulated deficit	(1,435,746)

Total Shareholders’ Deficit	(1,435,571)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$58,786,225

The accompanying notes are an integral part of these financial statements.

RISING DRAGON ACQUISITION CORP.

STATEMENT OF INCOME

FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO DECEMBER 31, 2024

Period from March 8, 2024 (inception) through December 31, 2024

Formation and operating costs	$(285,533)

Other income:
Interest income earned in investment held in Trust Account	543,046
Total other income	543,046

NET INCOME	$257,513

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,485,738

Basic and diluted net income per ordinary shares subject to possible redemption	$0.27

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	1,416,785

Basic and diluted net loss per ordinary shares not subject to possible redemption	$(0.10)

The accompanying notes are an integral part of these financial statements.

RISING DRAGON ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO DECEMBER 31, 2024

	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Issuance of ordinary shares at inception March 8, 2024	1	$-	$-	$-	$-

Ordinary share surrendered	(1)	-	-	-	-

Issuance of ordinary shares to founder	1,437,500	144	24,856	-	25,000

Sale of units in initial public offering, net of offering costs	5,750,000	575	54,068,137	-	54,068,712
Sale of units to the founder in private placement	254,375	25	2,543,725	-	2,543,750
Issuance of representative shares	57,500	6	(6)	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(53,888,835)	-	(53,889,410)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,215,828	-	3,215,828
Accretion of carrying value to redemption value	-	-	(5,963,705)	(1,150,213)	(7,113,918)
Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(543,046)	(543,046)

Net income	-	-	-	257,513	257,513

Balance as of December 31, 2024	1,749,375	$175	$-	$(1,435,746)	$(1,435,571)

The accompanying notes are an integral part of these financial statements.

RISING DRAGON ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO DECEMBER 31, 2024

Cash flows from operating activities:
Net income	$257,513
Adjustments to reconcile net income to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(543,046)
Change in operating assets and liabilities
Prepaid expense	(63,000)
Accrued liabilities	22,500

Net cash used in operating activities	(326,033)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(57,787,500)

Net cash used in investing activities	(57,787,500)

Cash flows from financing activities:
Proceeds from public offering, net of offering costs	55,937,462
Proceeds from private placement	2,543,750
Proceeds from promissory note – related party	274,831
Repayment of promissory note – related party	(249,831)
Net cash provided by financing activities	58,506,212

NET CHANGE IN CASH	392,679

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$392,679

Non-cash investing and financing activities
Issuance of representative shares	$6
Initial classification of ordinary shares subject to possible redemption	$53,889,410
Allocation of carrying value to redemption value	$3,215,828
Subsequent remeasurement of ordinary shares subject to redemption	$543,046
Capital contribution paid by a related party	$25,000

The accompanying notes are an integral part of these financial statements.

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Rising Dragon Acquisition Corp. (the “Company” or “we”, “us” and “our”) is a newly organized blank check company incorporated on March 8, 2024, under the laws of the Cayman Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company is an early-stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of December 31, 2024, the Company had not yet commenced any operations. All activities through December 31, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 10, 2024. On October 15, 2024, the Company consummated the Initial Public Offering of 5,750,000 units (the “Public Units”), which includes 750,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $57,500,000 to the Company. Each Public Unit consists of one ordinary share and one right (“Public Rights”). Each whole Public Right will entitle the holder to receive one-tenth (1/10) ordinary share upon consummation of initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 254,375 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Aurora Beacon LLC (the “Sponsor”), generating gross proceeds of $2,543,750 to the Company. Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-tenth (1/10) ordinary share upon consummation of the initial business combination.

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

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides public shareholders with the opportunity to redeem their Public Shares for cash from the Trust Account in connection with any such vote; (c) not to redeem any founder shares and Private Placement Shares as well as any Public Shares purchased during or after the Initial Public Offering for cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Placement Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Company will have until January 14, 2026 initially to consummate a Business Combination.

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

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

On January 27, 2025, the Company, Xpand Boom Technology Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of the Company (“Purchaser”), Xpand Boom Solutions Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with RDAC, Purchaser, the “Purchaser Parties”), HZJL Cayman Limited, a Cayman Islands exempted company (“HZJL”), certain shareholder of HZJL (“Principal Shareholder”), and Mr. Bin Xiong, as representative of the Principal Shareholder of HZJL, entered into a Merger Agreement (the “Agreement”).

Upon the closing of the transactions contemplated by the Agreement, the Company will merge with and into Purchaser, resulting in all the Company’s shareholders becoming shareholders of the Purchaser. Concurrently therewith, Merger Sub will merge with and into HZJL, resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of HZJL (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall be reclassified into class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to HZJL shareholders for the Acquisition Merger is $350 million, payable in newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”), valued at $10.00 per share.

Going Concern Consideration

As of December 31, 2024, the Company had cash of $392,679 and a working capital of $433,179. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company will have until 15 months (or up to 21 months   from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time, as described in more detail in the Final Prospectus from the closing of the Initial Public Offering) to consummate a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There is a possibility that a business combination might not happen within the 15-month (or 21-month if extended as described in the Final Prospectus) period from the date of the auditors’ report.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

The accompanying financial statements are presented using the accrual basis   of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $392,679 in cash as of December 31, 2024. The Company did not have any cash equivalents as of December 31, 2024.

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

●	Cash and investment held in Trust Account

At December 31, 2024, substantially all of the assets held in the Trust Account were held in cash. This is presented on the balance sheet at fair value at the end of each reporting period. Earnings on these cash funds are included in interest income in the accompanying statement of income. The fair value are   determined using quoted market prices in active markets.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

●	Deferred offering costs

Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of December 31, 2024, 5,750,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the audited statement of operations.

As the rights issued upon the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value.

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The net income (loss) per share presented in the statement of operations is based on the following:

	FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO DECEMBER 31, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$543,046	$-
Total expenses	(146,158)	(139,375)
Total allocation to redeemable and non-redeemable ordinary shares	$396,888	$(139,375)
Denominators:
Weighted-average shares outstanding	1,485,738	1,416,785
Basic and diluted net income (loss) per share	$0.27	$(0.10)

●	Related parties

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying audited balance sheets, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1:	Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$58,330,546	$58,330,546	$-	$-

●	Recent accounting pronouncements

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company fully repaid $249,831 to the Sponsor which are included in the amounts that will be due under the promissory note in the principal amount of up to $300,000 issued to the Sponsor.

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preferred shares

The Company is authorized to issue 500,000 ordinary shares, at par value of $0.0001. As of December 31, 2024, no Preference Shares were issued and outstanding.

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2024, there were 1,749,375 ordinary shares issued and outstanding and excluding 5,750,000 ordinary shares subject to possible redemption.

Rights

Each holder of a right will receive one-tenth (1/10) ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Units sold in a private placement (and their underlying securities) and any Units that may be issued upon conversion of the working capital loans (and underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

RISING DRAGON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 750,000 Units (over and above 5,000,000 Units referred to above) solely to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On October 15, 2024, the underwriters fully exercised the over-allotment option to purchase 750,000 Public Units, generating gross proceeds to the Company of $7,500,000.

The underwriters are entitled to a cash underwriting discount of 1.75% of the gross proceeds of the Initial Public Offering, and the balance of $1,868,750 will be paid upon the closing of the Business Combination.

Representative Shares

The Company issued 57,500 representative shares to the underwriters as part of the underwriting compensation. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales in the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in the IPO except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the audited financial statements were available to be issued. Other than as described in these audited financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements, other that as noted below.

On January 27, 2025, the company, Xpand Boom Technology Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of RDAC (“Purchaser”), Xpand Boom Solutions Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with RDAC, Purchaser, the “Purchaser Parties”), HZJL Cayman Limited, a Cayman Islands exempted company (“HZJL”), certain shareholder of HZJL (“Principal Shareholder”), and Mr. Bin Xiong, as representative of the Principal Shareholder of HZJL, entered into a Merger Agreement (the “Agreement”). The aggregate consideration to be paid to HZJL shareholders for the Acquisition Merger is $350 million, payable in newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”), valued at $10.00 per share.