Form 10-Q
period 2025-03-31
Rising Dragon Acquisition Corp.
filed 2025-05-14
CIK 2018145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, there were 7,499,375 of the Company’s ordinary shares issued and outstanding.

RISING DRAGON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	F-1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and for the Period from March 8, 2024(inception) through March 31, 2024	F-2

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2025 and for the Period from March 8, 2024(inception) through March 31, 2024	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and for the Period from March 8, 2024(inception) through March 31, 2024	F-4

Notes to Condensed Consolidated Financial Statements	F-5 – F-15

RISING DRAGON ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$270,259	$392,679
Prepaid expense	42,000	63,000
Total Current Assets	312,259	455,679

Investment held in Trust Account	58,927,703	58,330,546
TOTAL ASSETS	$59,239,962	$58,786,225

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$19,500	$22,500
Due to related party	2,870	-
Total Current Liabilities	22,370	22,500

Deferred underwriting compensation	1,868,750	1,868,750
TOTAL LIABILITIES	1,891,120	1,891,250

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 5,750,000 and 5,750,000 shares issued and outstanding at redemption value of $10.25 and $10.14 as of March 31, 2025 and December 31, 2024, respectively	58,927,703	58,330,546

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 1,749,375 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (excluding 5,750,000 and 5,750,000 shares subject to possible redemption), respectively	175	175
Accumulated deficit	(1,579,036)	(1,435,746)

Total Shareholders’ Deficit	(1,578,861)	(1,435,571)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$59,239,962	$58,786,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2025	Period from March 8, 2024 (inception) through March 31, 2024

Formation and operating costs	$(143,290)	$(28,860)

Other income:
Interest income earned in investment held in Trust Account	597,157	-
Total other income	597,157	-

NET INCOME (LOSS)	$453,867	$(28,860)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	-

Basic and diluted net income per ordinary shares subject to possible redemption	$0.08	$-

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	1,749,375	108,697

Basic and diluted net loss per ordinary shares not subject to possible redemption	$(0.02)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three Months Ended March 31, 2025
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

January 1, 2025	1,749,375	$175	$-	$(1,435,746)	$(1,435,571)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(597,157)	(597,157)

Net income	-	-	-	453,867	453,867

Balance as of March 31, 2025	1,749,375	$175	$-	$(1,579,036)	$(1,578,861)

	Period from March 8, 2024 (inception) through March 31, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Issuance of ordinary shares at inception March 8, 2024	1	$-	$-	$-	$-

Ordinary share surrendered	(1)	-	-	-	-

Issuance of ordinary shares to founder	1,437,500	144	24,856	-	25,000

Net loss	-	-	-	(28,860)	(28,860)

Balance as of March 31, 2024	1,437,500	$144	$24,856	$(28,860)	$(3,860)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2025	Period from March 8, 2024 (inception) through March 31, 2024
Cash flows from operating activities:
Net income (loss)	$453,867	$(28,860)
Adjustments to reconcile net income to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(597,157)	-
Change in operating assets and liabilities
Prepaid expense	21,000	-
Accrued liabilities	(3,000)	7,600

Net cash used in operating activities	(125,290)	(21,260)

Cash flows from financing activities:
Advance from related party	2,870	-
Proceeds from promissory note – related party	-	21,260
Net cash provided by financing activities	2,870	21,260

NET CHANGE IN CASH	(122,420)	-

CASH, BEGINNING OF PERIOD	392,679	-

CASH, END OF PERIOD	$270,259	$-

Non-cash investing and financing activities
Subsequent remeasurement of ordinary shares subject to redemption	$597,157	$-
Deferred offering costs paid by a related party	$-	$80,000
Capital contribution paid by a related party	$-	$25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Rising Dragon Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated on March 8, 2024, under the laws of the Cayman Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company is an early-stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of March 31, 2025, the Company had not yet commenced any operations. All activities through March 31, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern Consideration

As of March 31, 2025, the Company had cash of $270,259 and a working capital of $289,889. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company will have until 15 months (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time, as described in more detail in the Final Prospectus from the closing of the Initial Public Offering) to consummate a Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There is a possibility that a business combination might not happen within the 15-month (or 21-month if extended as described in the Final Prospectus) period.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the period from March 8, 2024 (Inception) to December 31, 2024 included in the Company’s Form 10-K filed with the SEC on March 26, 2025. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Principles of consolidation

The condensed consolidated financial statements include the condensed financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

A subsidiary is the entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Xpand Boom Technology Inc. (“Acquirer”)	A Cayman Islands company Incorporated on January 7, 2025	100% owned by the Company
Xpand Boom Solutions Inc.	A Cayman Islands company Incorporated on January 7, 2025	100% owned by the Acquirer

●	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $270,259 and $392,679 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

●	Investment held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash. This is presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Earnings on these cash funds are included in interest income in the accompanying condensed consolidated statements of operations. The fair value is determined using quoted market prices in active markets.

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

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in the condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of March 31, 2025 and December 31, 2024, 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

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

The net income (loss) per share presented in the condensed consolidated statements of operations is based on the following:

	FOR THE THREE MONTHS ENDED MARCH 31, 2025		FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO MARCH 31, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$597,157	$-	$543,046	$-
Total expenses	(109,865)	(33,425)	(146,158)	(139,375)
Total allocation to redeemable and non-redeemable ordinary shares	$487,292	$(33,425)	$396,888	$(139,375)
Denominators:
Weighted-average shares outstanding	5,750,000	1,749,375	1,485,738	1,416,785
Basic and diluted net income (loss) per share	$0.08	$(0.02)	$0.27	$(0.10)

●	Related parties

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$58,927,703	$58,927,703	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$58,330,546	$58,330,546	$-	$-

●	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Due to Related Party

As of March 31, 2025 and December 31, 2024, the Company had a temporary advance of $2,870 and $0 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preferred shares

The Company is authorized to issue 500,000 ordinary shares, at par value of $0.0001. As of March 31, 2025 and December 31, 2024, no Preference Shares were issued and outstanding.

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2025 and December 31, 2024, there were 1,749,375 and 1,749,375 ordinary shares issued and outstanding and excluding 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, respectively.

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

NOTE 8 – SEGMENT INFOMRATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their condensed consolidated financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest and dividend earned on investments held in Trust Account which are included in the accompanying condensed consolidated statements of operations.

The key measures of segment profit or loss reviewed by the CODM are earned on investments held in Trust Account and formation and operating costs. The CODM reviews earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Other than as described in these condensed consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Statements

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Rising Dragon Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Aurora Beacon LLC, a Cayman Islands limited liability company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Development

Entry into the Merger Agreement

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to March 31, 2025 were organizational activities, those necessary to prepare for and conduct the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $453,867, which consisted of interest earned on marketable securities held in the Trust Account of $597,157, offset by formation and operational costs of $143,290.

For the three months ended March 31, 2024, we had a net loss of $28,860, which consisted of formation and operational costs of $28,860.

Liquidity and Capital Resources

As of March 31, 2025, we had $270,259 in our operating bank account and working capital of approximately $289,889.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares, and the borrowing from the Sponsor under an unsecured promissory note. We have repaid the unsecured promissory note in full on October 15, 2024. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

Following the IPO and the exercise of the over-allotment option, a total of $57,787,500 of the net proceeds from the sale of the Units in the IPO and the Private Placement were placed in the Trust Account. We paid a total of $1,006,250 in underwriting discounts (excluding deferred underwriting discount of $1,868,750) and $556,288 for other costs and expenses related to the IPO.

As of March 31, 2025, we had cash of $270,259 and marketable securities in the Trust Account of $58,927,703. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2025, we did not withdraw any of interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2025, we had cash of $270,259 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2025, there were no critical accounting policies or estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISING DRAGON ACQUISITION CORP.

Dated: May 14, 2025	/s/ Lulu Xing
	Name:	Lulu Xing
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 14, 2025	/s/ Wenyi Shen
	Name:	Wenyi Shen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)