Form 10-Q
period 2025-06-30
Rising Dragon Acquisition Corp.
filed 2025-08-14
CIK 2018145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 7,499,375 of the Company’s ordinary shares issued and outstanding.

RISING DRAGON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RISING DRAGON ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$83,406	$392,679
Prepaid expense	21,000	63,000
Total Current Assets	104,406	455,679

Investment held in Trust Account	59,536,150	58,330,546
TOTAL ASSETS	$59,640,556	$58,786,225

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$21,113	$22,500
Due to related party	2,870	-
Total Current Liabilities	23,983	22,500

Deferred underwriting compensation	1,868,750	1,868,750
TOTAL LIABILITIES	1,892,733	1,891,250

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 5,750,000 and 5,750,000 shares issued and outstanding at redemption value of $10.35 and $10.14 as of June 30, 2025 and December 31, 2024, respectively	59,536,150	58,330,546

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 1,749,375 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (excluding 5,750,000 and 5,750,000 shares subject to possible redemption), respectively	175	175
Accumulated deficit	(1,788,502)	(1,435,746)

Total Shareholders’ Deficit	(1,788,327)	(1,435,571)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$59,640,556	$58,786,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Period from March 8, 2024 (Inception) through June 30, 2024

Formation and operating costs	$(209,466)	$(10,000)	$(352,756)	$(38,860)

Other income:
Interest income earned in investment held in Trust Account	608,447	-	1,205,604	-
Total other income	608,447	-	1,205,604	-

NET INCOME (LOSS)	$398,981	$(10,000)	$852,848	$(38,860)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,750,000	-	5,750,000	-
Basic and diluted net income per share, common stock subject to possible redemption	$0.08	$-	$0.16	$-

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,749,375	1,250,000	1,749,375	1,019,737
Basic and diluted net loss per share, common stock not subject to possible redemption	$(0.03)	$(0.01)	$(0.05)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and Six Months Ended June 30, 2025
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2025	1,749,375	$175	$-	$(1,435,746)	$(1,435,571)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(597,157)	(597,157)

Net income	-	-	-	453,867	453,867

Balance as of March 31, 2025	1,749,375	$175	$-	$(1,579,036)	$(1,578,861)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(608,447)	(608,447)

Net income	-	-	-	398,981	398,981

Balance as of June 30, 2025	1,749,375	$175	$-	$(1,788,502)	$(1,788,327)

	Period from March 8, 2024 (inception) through June 30, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Issuance of ordinary shares at inception March 8, 2024	1	$-	$-	$-	$-

Ordinary share surrendered	(1)	-	-	-	-

Issuance of ordinary shares to founder	1,437,500	144	24,856	-	25,000

Net loss	-	-	-	(28,860)	(28,860)

Balance as of March 31, 2024	1,437,500	$144	$24,856	$(28,860)	$(3,860)

Net loss	-	-	-	(10,000)	(10,000)

Balance as of June 30, 2024	1,437,500	$144	$24,856	$(38,860)	$(13,860)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2025	Period from March 8, 2024 (inception) through June 30, 2024
Cash flows from operating activities:
Net income (loss)	$852,848	$(38,860)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(1,205,604)	-
Change in operating assets and liabilities
Prepaid expense	42,000	-
Accrued liabilities	(1,387)	10,000

Net cash used in operating activities	(312,143)	(28,860)

Cash flows from financing activities:
Advance from related party	2,870	-
Proceeds from promissory note – related party	-	28,960

Net cash provided by financing activities	2,870	28,960

NET CHANGE IN CASH	(309,273)	100

CASH, BEGINNING OF PERIOD	392,679	-

CASH, END OF PERIOD	$83,406	$100

Non-cash investing and financing activities
Subsequent remeasurement of ordinary shares subject to redemption	$1,205,604	$-
Deferred offering costs paid by a related party	$-	$161,974
Accrued deferred offering costs	$-	$20,112
Capital contribution paid by a related party	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Rising Dragon Acquisition Corp. (the “Company”) is a blank check company incorporated on March 8, 2024, under the laws of the Cayman Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company is an early-stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of June 30, 2025, the Company had not yet commenced any operations. All activities through June 30, 2025 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

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

Going Concern Consideration

As of June 30, 2025, the Company had cash of $83,406 and a working capital of $80,423. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the period from March 8, 2024 (Inception) to December 31, 2024 included in the Company’s Form 10-K filed with the SEC on March 26, 2025. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the unaudited condensed financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

A subsidiary is the entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $83,406 and $392,679 in cash as of June 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

●	Investment held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash. This is presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these cash funds are included in interest income in the accompanying unaudited condensed consolidated statements of operations. The fair value is determined using quoted market prices in active markets.

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

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in the unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of June 30, 2025 and December 31, 2024, 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815 Derivatives and Hedging (“ASC 815”). The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

As the rights issued upon the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share.  In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value.

The net income (loss) per share presented in the unaudited condensed consolidated statements of income (loss) is based on the following:

	FOR THE SIX MONTHS ENDED JUNE 30, 2025		FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO JUNE 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,205,604	$-	$-	$-
Total expenses	(270,469)	(82,287)	-	(38,860)
Total allocation to redeemable and non-redeemable ordinary shares	$935,135	$(82,287)	$-	$(38,860)
Denominators:
Weighted-average shares outstanding	5,750,000	1,749,375	-	1,019,737
Basic and diluted net income (loss) per share	$0.16	$(0.05)	$-	$(0.04)

	FOR THE THREE MONTHS ENDED JUNE 30, 2025		FOR THE THREE MONTHS ENDED JUNE 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$608,447	$-	$-	$-
Total expenses	(160,604)	(48,862)	-	(10,000)
Total allocation to redeemable and non-redeemable ordinary shares	$447,843	$(48,862)	$-	$(10,000)
Denominators:
Weighted-average shares outstanding	5,750,000	1,749,375	-	1,250,000
Basic and diluted net income (loss) per share	$0.08	$(0.03)	$-	$(0.01)

●	Related parties

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$59,536,150	$59,536,150	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$58,330,546	$58,330,546	$-	$-

●	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Due to Related Party

As of June 30, 2025 and December 31, 2024, the Company had a temporary advance of $2,870 and $0 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preferred shares

The Company is authorized to issue 500,000 ordinary shares, at par value of $0.0001. As of June 30, 2025 and December 31, 2024, no Preference Shares were issued and outstanding.

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2025 and December 31, 2024, there were 1,749,375 and 1,749,375 ordinary shares issued and outstanding and excluding 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, respectively.

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

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their unaudited condensed consolidated financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest and dividend earned on investments held in Trust Account which are included in the accompanying unaudited condensed consolidated statements of operations.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the unaudited condensed consolidated balance sheet date, the Company has evaluated all events or transactions that occurred after the unaudited condensed consolidated balance sheet date.On August 11, 2025 the Company issued an unsecured promissory note in an amount of $50,000 to the Sponsor for working capital.

Item 2. Management’s Discussion and Analysis of Financial Statements

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Rising Dragon Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Aurora Beacon LLC, a Cayman Islands limited liability company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to June 30, 2025 were organizational activities, those necessary to prepare for and conduct the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2025, we had a net income of $852,848, which consisted of interest earned on marketable securities held in the Trust Account of $1,205,604, offset by formation and operational costs of $352,756.

For the six months ended June 30, 2024, we had a net loss of $38,860, which consisted of formation and operational costs of $38,860.

For the three months ended June 30, 2025, we had a net income of $398,981, which consisted of interest earned on marketable securities held in the Trust Account of $608,447, offset by formation and operational costs of $209,466.

For the three months ended June 30, 2024, we had a net loss of $10,000, which consisted of formation and operational costs of $10,000.

Liquidity and Capital Resources

As of June 30, 2025, we had $83,406 in our operating bank account and working capital of approximately $289,889.

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

As of June 30, 2025, we had cash of $83,406 and marketable securities in the Trust Account of $59,536,150. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended June 30, 2025, we did not withdraw any of interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2025, we had cash of $83,406 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, there were no critical accounting policies or estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 11, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $50,000 (the “August Promissory Note”). The August Promissory Note is non-interest bearing and payable on the consummation of an initial business combination.

The foregoing description of the August Promissory Note is qualified in its entirety by reference to the full text of the August Promissory Note, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

During our fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Promissory Note
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RISING DRAGON ACQUISITION CORP.

Dated: August 14, 2025	/s/ Lulu Xing
	Name:	Lulu Xing
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2025	/s/ Wenyi Shen
	Name:	Wenyi Shen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)