Form 10-Q
period 2025-09-30
Rising Dragon Acquisition Corp.
filed 2025-11-05
CIK 2018145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, there were 7,499,375 of the Company’s ordinary shares issued and outstanding.

RISING DRAGON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RISING DRAGON ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$5,620	$392,679
Prepaid expense	-	63,000
Total Current Assets	5,620	455,679

Investment held in Trust Account	60,158,456	58,330,546
TOTAL ASSETS	$60,164,076	$58,786,225

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$25,315	$22,500
Promissory notes – related party	50,000	-
Due to related party	19,870	-
Total Current Liabilities	95,185	22,500

Deferred underwriting compensation	1,868,750	1,868,750
TOTAL LIABILITIES	1,963,935	1,891,250

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 5,750,000 and 5,750,000 shares issued and outstanding at redemption value of $10.46 and $10.14 as of September 30, 2025 and December 31, 2024, respectively	60,158,456	58,330,546

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 1,749,375 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (excluding 5,750,000 and 5,750,000 shares subject to possible redemption), respectively	175	175
Accumulated deficit	(1,958,490)	(1,435,746)

Total Shareholders’ Deficit	(1,958,315)	(1,435,571)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$60,164,076	$58,786,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Period from March 8, 2024 (Inception) through September 30, 2024

Formation and operating costs	$(169,988)	$(11,390)	$(522,744)	$(50,250)

Other income:
Interest income earned in investment held in Trust Account	622,306	-	1,827,910	-
Total other income	622,306	-	1,827,910	-

NET INCOME (LOSS)	$452,318	$(11,390)	$1,305,166	$(50,250)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	-	5,750,000	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.09	$-	$0.25	$-

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	1,749,375	1,250,000	1,749,375	1,019,737
Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.02)	$(0.01)	$(0.07)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and Nine Months Ended September 30, 2025
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2025	1,749,375	$175	$-	$(1,435,746)	$(1,435,571)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(597,157)	(597,157)

Net income	-	-	-	453,867	453,867

Balance as of March 31, 2025	1,749,375	$175	$-	$(1,579,036)	$(1,578,861)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(608,447)	(608,447)

Net income	-	-	-	398,981	398,981

Balance as of June 30, 2025	1,749,375	$175	$-	$(1,788,502)	$(1,788,327)

Subsequent remeasurement of ordinary shares subject to redemption				(622,306)	(622,306)

Net income				452,318	452,318

Balance as of September 30, 2025	1,749,375	$175	$-	$(1,958,490)	$(1,958,315)

	Period from March 8, 2024 (inception) through September 30, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Issuance of ordinary shares at inception March 8, 2024	1	$-	$-	$-	$-

Ordinary share surrendered	(1)	-	-	-	-

Issuance of ordinary shares to founder	1,437,500	144	24,856	-	25,000

Net loss	-	-	-	(28,860)	(28,860)

Balance as of March 31, 2024	1,437,500	$144	$24,856	$(28,860)	$(3,860)

Net loss	-	-	-	(10,000)	(10,000)

Balance as of June 30, 2024	1,437,500	$144	$24,856	$(38,860)	$(13,860)

Net loss	-	-	-	(11,390)	(11,390)

Balance as of September 30, 2024	1,437,500	$144	$24,856	$(50,250)	$(25,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2025	Period from March 8, 2024 (inception) through September 30, 2024
Cash flows from operating activities:
Net income (loss)	$1,305,166	$(50,250)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(1,827,910)	-
Change in operating assets and liabilities:
Prepaid expense	63,000	-
Accrued liabilities	2,815	-

Net cash used in operating activities	(456,929)	(50,250)

Cash flows from financing activities:
Advance from related party	19,870	-
Proceeds from promissory note – related party	50,000	50,350

Net cash provided by financing activities	69,870	50,350

NET CHANGE IN CASH	(387,059)	100

CASH, BEGINNING OF PERIOD	392,679	-

CASH, END OF PERIOD	$5,620	$100

Non-cash investing and financing activities
Subsequent remeasurement of ordinary shares subject to redemption	$1,827,910	$-
Deferred offering costs paid by a related party	$-	$136,974
Accrued deferred offering costs	$-	$20,112
Capital contribution paid by a related party	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2025, the Company had not yet commenced any operations. All activities through September 30, 2025 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On August 11, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $50,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of the date on which the Company consummates an initial business combination.

Going Concern Consideration

As of September 30, 2025, the Company had cash of $5,620 and a working capital deficit of $89,565. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

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

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $5,620 and $392,679 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

●	Investment held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash, which is presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these cash funds are included in interest income in the accompanying unaudited condensed consolidated statements of operations. The fair value is determined using quoted market prices in active markets.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in the unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of September 30, 2025 and December 31, 2024, 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The net income (loss) per share presented in the unaudited condensed consolidated statements of income (loss) is based on the following:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025		FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO SEPTEMBER 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,827,910	$-	$-	$-
Total expenses	(400,804)	(121,940)	-	(50,250)
Total allocation to redeemable and non-redeemable ordinary shares	$1,427,106	$(121,940)	$-	$(50,250)
Denominators:
Weighted-average shares outstanding	5,750,000	1,749,375	-	1,019,737
Basic and diluted net income (loss) per share	$0.25	$(0.07)	$-	$(0.05)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025			FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares		Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$622,306	$		$-	$-
Total expenses	(130,335)		(39,653)	-	(11,390)
Total allocation to redeemable and non-redeemable ordinary shares	$491,971		$(39,653)	$-	$(11,390)
Denominators:
Weighted-average shares outstanding	5,750,000		1,749,375	-	1,250,000
Basic and diluted net income (loss) per share	$0.09		$(0.02)	$-	$(0.01)

●	Related parties

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$60,158,456	$60,158,456	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$58,330,546	$58,330,546	$-	$-

●	Recent accounting pronouncements

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

Promissory Note — Related Party

On August 11, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $50,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of the date on which the Company consummates an initial business combination.

As of September 30, 2025 and December 31, 2024, there were $50,000 and $0 drawn down from the Promissory Note, respectively.

Due to Related Party

As of September 30, 2025 and December 31, 2024, the Company had a temporary advance of $19,870 and $0 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preferred shares

The Company is authorized to issue 500,000 ordinary shares, at par value of $0.0001. As of September 30, 2025 and December 31, 2024, no Preference Shares were issued and outstanding.

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2025 and December 31, 2024, there were 1,749,375 and 1,749,375 ordinary shares issued and outstanding and excluding 5,750,000 and 5,750,000 ordinary shares subject to possible redemption, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Other than as described in these unaudited condensed consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

On August 11, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $50,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of the date on which the Company consummates an initial business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to September 30, 2025 were organizational activities, those necessary to prepare for and conduct the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2025, we had a net income of $1,305,166, which consisted of interest earned on investment held in the Trust Account of $1,827,910, offset by formation and operational costs of $522,744.

For the nine months ended September 30, 2024, we had a net loss of $50,250, which consisted of formation and operational costs of $50,250.

For the three months ended September 30, 2025, we had a net income of $452,318, which consisted of interest earned on investment held in the Trust Account of $622,306, offset by formation and operational costs of $169,988.

For the three months ended September 30, 2024, we had a net loss of $11,390, which consisted of formation and operational costs of $11,390.

Liquidity and Capital Resources

As of September 30, 2025, we had $5,620 in our operating bank account and working capital of approximately $89,565.

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

As of September 30, 2025, we had cash of $5,620 and investment in the Trust Account of $60,158,456. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended September 30, 2025, we did not withdraw any of interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2025, we had cash of $5,620 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Based on the foregoing, management believes that we will have borrowing capacity to meet our anticipated cash needs prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. However, we cannot provide any assurance that new financing will be available. Over the time period prior to our initial business combination, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2025, there were no critical accounting policies or estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISING DRAGON ACQUISITION CORP.

Dated: November 5, 2025	/s/ Lulu Xing
	Name:	Lulu Xing
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 5, 2025	/s/ Wenyi Shen
	Name:	Wenyi Shen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)