Form 10-K
period 2025-12-31
Rising Dragon Acquisition Corp.
filed 2026-03-30
CIK 2018145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $59,817,250.

As of March 30, 2026, the Registrant had 5,951,030 ordinary shares outstanding (inclusive of shares included in our units).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Rising Dragon Acquisition Corp.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

CERTAIN TERMS

When used throughout this annual report on Form 10-K, references to:

“we,” “us,” “our,” “RDAC” or “the Company” are to Rising Dragon Acquisition Corp.

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

Further, our initial shareholders, including the sponsor, own approximately 28.43% of our issued and outstanding shares. As a result, we may be considered a “foreign person” under rules promulgated by the Committee on Foreign Investment in the United States (“CFIUS”) and may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as CFIUS, or ultimately prohibited. As a result, the pool of potential targets with which we could complete an initial business combination may be limited. However, we will not conduct an initial business combination with any target company that conducts operations through variable interest entities (“VIEs”), which are a series of contractual arrangements used to provide the economic benefits of foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies.

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

The Transaction, which has been approved by the boards of directors of both RDAC and HZJL, is subject to regulatory approvals, the approvals by the shareholders of HZJL, and the satisfaction of certain other customary closing conditions, including, among others, a registration statement, of which the proxy statement/prospectus forms a part, being declared effective by the SEC, and the approval by Nasdaq of the listing application of the combined company.

Recent Developments

RDAC held its Extraordinary General Meeting of shareholders (the “EGM”) on November 20, 2025. As of September 11, 2025, the record date for the EGM, there were 7,499,375 ordinary shares entitled to vote at the EGM. At the EGM, there were 5,049,309 ordinary shares voted by proxy or in person, representing 67.33% of the ordinary shares issued and outstanding and entitled to vote at the EGM as of the record date and constituting a quorum for the transaction of business. All of the proposals, i.e. the Reincorporation Merger Proposal, the Acquisition Merger Proposal, the Nasdaq Proposal, the PubCo Charter Proposal, the Director Approval Proposal, and the Adjournment Proposal, were approved by the shareholders. In connection with the shareholders’ vote at the EGM, 5,715,609 ordinary shares were tendered for redemption.

RDAC held its Extraordinary General Meeting of shareholders (the “Extension Meeting”) on December 12, 2025. As of September 11, 2025, the record date for the Extension Meeting, there were 7,499,375 ordinary shares entitled to vote at the Extension Meeting. At the Extension Meeting, there were 5,165,854 ordinary shares voted by proxy or in person, representing 68.88% of the Company’s ordinary shares issued and outstanding and entitled to vote at the Extension Meeting as of the record date and constituting a quorum for the transaction of business. All of the proposals, i.e. the Trust Agreement Amendment Proposal and the Adjournment Proposal, were approved by the shareholders at the Extension Meeting.

The Company entered into an amendment dated as of December 12, 2025 (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated as of October 10, 2024 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, to amend the monthly extension fee (the “Extension Payment”) payable by the Sponsor or its affiliates or designees into the trust to extend the date by which the Company must consummate its initial business combination up to six times, each by an additional one month (for a total of up to 21 months to complete a business combination), from an amount equal to $189,750 ($0.033 per share) to an amount equal to the lesser of (i) $100,000 per month for all remaining public shares or (ii) $0.033 for each remaining public share after giving effect to the shares that are redeemed in connection with the EGM and the vote on the Trust Agreement Amendment Proposal (the “Amended Monthly Extension Fee”).

In connection with the shareholders’ vote at the Extension Meeting, 1,548,345 ordinary shares were tendered for redemption. An aggregate of 5,668,070 ordinary shares were tendered for redemption in connection with the EGM held on November 20, 2025, to approve the business combination and the Extension Meeting. The Amended Monthly Extension Fee will be $100,000 for each one-month extension.

On each of January 14, 2026, February 5, 2026 and March 15, 2026, the Company issued two unsecured promissory notes, each with a principal amount of $50,000 (the “Notes”), one to Aurora Beacon LLC, the Company’s sponsor, and one to SZG Limited, the designee of HZJL Cayman Limited, the counterparty to the previously announced agreement and plan of merger dated as of January 27, 2025, pursuant to which a proposed business combination among HZJL Cayman Limited, Rising Dragon, Purchaser and Merger Sub would occur, repsectively. The Notes do not bear interest and mature upon closing of the Company’s initial business combination. The proceeds of the Notes have been deposited in the Company’s trust account in connection with extending the business combination completion window until April 15, 2026. In addition, the Notes may be converted by the holder into units of the Company identical to the units issued in the Company’s IPO at a price of $10.00 per unit.

Competitive Advantage of Our Management

We have an experienced and highly professional management team, almost all of whom have entrepreneurial experience or experience working for public companies, and we believe that this valuable experience can help us to better identify outstanding companies that are considering becoming public companies.

Our Chief Executive Officer, Lulu Xing, has extensive experience in business management, and has a strong track record of navigating complex matters. His background in financial management and corporate governance will be especially helpful in guiding the company’s strategic decisions. We believe Mr. Xing’s unique experience and contacts will help us identify great target companies.

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

Target Size: We intended to acquire one or more companies with significant revenue growth, with values between $500,000,000 and $2,000,000,000.

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

Redemption of public shares and liquidation if no initial business combination

We will have 15 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may extend the period of time to consummate a business combination up to six times, each by an additional one month (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of the Prospectus, in order to extend the time available for us to consummate our initial business combination, the sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account the lesser of (i) $100,000 per month for all remaining public shares or (ii) $0.033 for each remaining public share after giving effect to the shares that are redeemed in connection with the EGM and the vote on the Trust Agreement Amendment Proposal (the “Amended Monthly Extension Fee”). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. You will not be able to vote on or redeem your shares in connection with any such extension.

In connection with the shareholders’ vote at the Extension Meeting, 1,548,345 ordinary shares were tendered for redemption. An aggregate of 5,668,070 ordinary shares were tendered for redemption in connection with the EGM held on November 20, 2025, to approve the business combination and the Extension Meeting. The Amended Monthly Extension Fee will be $100,000 for each one-month extension. On each of January 12, 2026, February 5, 2026 and March 15, 2026, the Sponsor deposited $100,000 into the Company’s trust account in connection with extending the business combination completion window until April 15, 2026.

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

Financial Position

With a trust account initially in the amount of $58,287,500 (which includes up to approximately $1,868,750 for the payment of deferred underwriting discounts), we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions. Because we are able to consummate a business combination using the cash proceeds from the IPO, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

As of December 31, 2025, the Company had cash of $37,174 and a working capital deficit of $382,105. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statement contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Holders of Record

As of March 9, 2026, there were 5,951,030 (inclusive of ordinary shares included in our units) of our ordinary shares issued and outstanding, held by a total of 9 record holders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On December 12, 2025, we entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend up to six times to complete its business combination (the “Business Combination Period”), by depositing into the Trust Account an amount equal to the lesser of (i) $100,000 per month for all remaining public shares or (ii) $0.033 for each remaining public share after giving effect to the shares that are redeemed in connection with the Business Combination Extraordinary General Meeting.

On December 12, 2025, in connection with the shareholders vote at the Extraordinary General Meeting, 1,548,345 shares were redeemed by certain shareholders at a price of approximately $10.55 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $16,331,209. An aggregate of 5,668,070 ordinary shares were tendered for redemption in connection with the Extraordinary General Meeting held on November 20, 2025, to approve the business combination and the Extension Meeting.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to December 31, 2025 were organizational activities, those necessary to prepare for and conduct the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $1,573,962, which consisted of interest income of $2,389,246, offset by formation and operating costs of $815,284.

For the year ended December 31, 2024, we had a net income of $257,513, which consisted of interest income of $543,046, offset by formation and operating costs of $285,533.

Liquidity and Capital Resources

For the year ended December 31, 2025, cash used in operating activities was $660,474. Net income of $1,573,962 was affected by formation and operating costs of $815,284, interest income of $2,389,246. Changes in operating assets and liabilities provided $154,810 of cash from operating activities.

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

As of December 31, 2025, we had cash of $37,174 and marketable securities in the Trust Account of $44,388,583. We intend to use substantially all of the net proceeds of the IPO, including the investment held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended December 31, 2025, we did not withdraw any of interest income from the trust account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2025, we had cash of $37,174 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern through January 15, 2026 (or July 15, 2026, if we extend the period of time to consummate a business combination as provided in our amended and restated certificate of incorporation), the scheduled liquidation date of the Company if it does not complete a business combination prior to such date. Management plans to complete a business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by April 15, 2026 (or, if extended, July 15, 2026). The accompanying audited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, there were no critical accounting policies or estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 30, 2026.

Name	Age	Position
Lulu Xing	32	Chief Executive Officer and Chairman of the Board
Wenyi Shen	36	Chief Financial Officer
Xiaomin Pang	53	Director
Kun-Lin Liu	61	Independent Director
Yucan Zhang	30	Independent Director
Chengming Dou	43	Independent Director

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

Xiaomin Pang, Director

Xiaomin Pang has served as one of our independent directors since March 12, 2026. Mr. Pang is a Chinese Certified Public Accountant and Certified Tax Agent with over 25 years of experience in accounting, auditing, and financial management. Since 2018, he has served as Director of Audit Department at Shanxi Zhengyu Certified Public Accountants LLP, leading audit engagements for major corporate clients and overseeing financial statement audits, internal control reviews, and compliance assessments. Previously, he was Chief Financial Officer of Guangcai Group Shanxi Industrial Development Co., Ltd. from 2016 to 2017 and Chief Financial Officer of Shanxi Beidou Hanhai Technology Co., Ltd. from 2013 to 2016, where he was responsible for enterprise-wide financial management, internal controls, and financial reporting in preparation for public listing. Earlier in his career, Mr. Pang held audit leadership roles at Shanxi Zhengyu Certified Public Accountants LLP from 2005 to 2013 and served as Chief Accountant at the Anti-Counterfeiting Company of Shanxi Tobacco Company from 1999 to 2004. The Company believes that Mr. Pang will bring valuable expertise in audit, financial controls, and corporate governance, and that his independent perspective and technical skills will strengthen the Company’s financial reporting, risk management, and overall governance.

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

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is incorporated by reference as Exhibit 19 to this annual report.

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

Individual	Entity/company name		Entity’s Business/industry		Affiliation/Position (e.g. CEO/CFO/Director/Managing Director/Chairman/Chairperson)
Lulu Xing	●	Shanxi Qianmeng Construction Engineering Co.	●	Construction company	●	Chairman
	●	Shanxi Qianmeng Electromechanical Intelligent Engineering Co.	●	Mechatronic engineering	●	Chairman

Wenyi Shen	●	Shanghai Yemei Info Technology Limited	●	Information Technology	●	Financial Controller

Xiaomin Pang	●	Shanxi Zhengyu Certified Public Accountants LLP.	●	Accounting and auditing services	●	Director of Audit Department

Kun-Lin Liu	●	Dee Van Enterprise Co., Ltd.	●	Power adapter	●	Independent Director
	●	3S Silicon Tech Inc.	●	power device assembly equipment	●	Independent Director

Yucan Zhang	-		-		-

Chengming Dou	●	Zhejiang Qixing Electronics Corp., Ltd.	●	Industrial capacitor manufacturing	●	Financial Adviser
	●	Shanghai Saijian Enterprise Management Co., Ltd.	●	Financial advisory	●	General manager

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

Clawback Policy

As required by the NASDAQ rules, our Board has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board in accordance with Section 10D of the Exchange Act and the rules of the NASDAQ Capital Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy. A copy of our Clawback Policy is incorporated by reference as Exhibit 97.1 to this annual report.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares(2)
Aurora Beacon LLC(3)	1,691,875	28.43%
Lulu Xing(3)	1,691,875	28.43%
Wenyi Shen	-	-
Xiaomin Pang	-	-
Kun-Lin Liu	-	-
Yucan Zhang	-	-
Chengming Dou	-	-
All directors and executive officers as a group (6 individuals)	1,691,875	28.43	%(3)
Barclays PLC(4)	398,125	6.70%
Kerry Propper/Antonio Ruiz-Gimenez(5)	495,000	8.32%
Polar Asset Management Partners Inc. (6)	500,000	8.40%
AQR Capital Management, LLC(7)	351,804	5.91%
TD Securities (USA) LLC(8)	318,777	5.36%
Karpus Management, Inc.(9)	736,550	12.38%
RiverNorth Capital Management, LLC(10)	495,000	8.32%

(1)	Unless otherwise indicated, the business address of each of the individuals is No. 604, Yixing Road, Wanbolin District, Taiyuan City, Shanxi Province, People’s Republic of China.

(2)	All percentages are approximate, and are based upon a total of 5,951,030 ordinary shares outstanding (inclusive of shares included in our units) as of March 30, 2026.

(3)	Aurora Beacon LLC is the record holder of the shares reported herein. Aurora Beacon LLC is controlled by Mr. Lulu Xing, its sole director. By virtue of this relationship, Mr. Lulu Xing may be deemed to share beneficial ownership of the securities held of record by the Sponsor.

(4)	Pursuant to the schedule 13G filed by the reporting person on March 21, 2025. The address for the reporting person is 1 Churchill Place, London - E14 5HP.

(5)	Pursuant to the schedule 13G filed by the reporting persons on February 14, 2025. The address for the reporting person is 1 Pennsylvania Plaza, 48th Floor New York, New York 10119. The RDAC Ordinary Shares reported therein are held by (1) one or more private funds managed by ATW SPAC Management LLC (“ATW SPAC”), which has been delegated exclusive authority to vote and/or direct the disposition of certain Shares and (2) a private fund, SZOP Multistrat LP, managed by SZOP Multistrat Management LLC (“SZOP”). SZOP and ATW SPAC are registered investment advisers whose managing members are Kerry Propper and Antonio Ruiz-Gimenez.

(6)	Pursuant to the schedule 13G filed by the reporting person on February 14, 2025. The address for the reporting person is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

(7)	Pursuant to the schedule 13G filed jointly by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC on May 15, 2025. The address for the reporting persons is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC.

(8)	Pursuant to the schedule 13G filed jointly by TD Securities (USA) LLC (“TDS”), Toronto Dominion Holdings (U.S.A.), Inc. (“TDH”), TD Group US Holdings LLC’s (“TD GUS”), and Toronto Dominion Bank’s (“TD Bank”) on August 12, 2025. TDS’s principal office and TDH’s principal office is One Vanderbilt Avenue, New York, New York 10017. The address of TD GUS principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of TD Bank principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2. TDS has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of these shares. TDH is the sole owner of TDS. TD GUS is the sole owner of TDH. TD Bank is the sole owner of TD GUS. TD Bank, TDH, and TD GUS may be deemed to hold an indirect interest in the shares reported herein by virtue of their ownership of TDS.

(9)	Pursuant to the schedule 13G filed by the holder on February 13, 2026. The holder’s address is 183 Sully’s Trail, Pittsford, New York 14534.

(10)	Pursuant to the schedule 13G filed by the holder on August 14, 2025. The holder’s address is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.

Our initial shareholders beneficially own approximately 28.43% of the issued and outstanding ordinary shares. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the appointment of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

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

On each of January 14, 2026, February 5, 2026 and March 15, 2026, we issued two unsecured promissory notes, each with a principal amount of $50,000 (the “Notes”), one to Aurora Beacon LLC, the Company’s sponsor, and one to SZG Limited, the designee of HZJL Cayman Limited, the counterparty to the previously announced agreement and plan of merger dated as of January 27, 2025, pursuant to which a proposed business combination among HZJL Cayman Limited, RDAC, Purchaser and Merger Sub would occur, respectively. The Notes do not bear interest and mature upon closing of the Company’s initial business combination. The proceeds of the Notes have been deposited in the Company’s trust account in connection with extending the business combination completion window until April 15, 2026. In addition, the Notes may be converted by the holder into units of the Company identical to the units issued in the Company’s IPO at a price of $10.00 per unit.

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

Repayment loans that may be made to us by our sponsor to cover offering-related and organizational expenses. Such loans would be evidenced by promissory notes. If we consummate an initial business combination, the notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit; and

Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled $62,500 and $32,000, respectively. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards for the years ended December 31, 2025 and 2024.

Tax Fees. For the years ended December 31, 2025 and 2024, the aggregate fees billed by Adeptus for services rendered for tax compliance, tax advice and tax planning totaled $0.

All Other Fees. For the years ended December 31, 2025 and 2024, Adeptus did not render any services to us other than those set forth above.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
2.1	Merger Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
3.2	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
4.4	Rights Agreement, dated October 10, 2024, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
4.5*	Description of Registrant’s Securities
10.1	Investment Management Trust Agreement, dated October 10, 2024, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.2	Letter Agreements, dated October 10, 2024, with Aurora Beacon LLC and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.3	Indemnity Agreements, dated October 10, 2024, with each of the Company’s directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.4	Private Units Purchase Agreement, dated October 10, 2024, between the Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.5	Registration Rights Agreement, dated October 10, 2024, among the Company, Aurora Beacon LLC, the representative and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2024).
10.6	Subscription Agreement, dated March 29, 2024, between the Company and Aurora Beacon LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
10.7	Promissory Note issued to Aurora Beacon LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
10.8	Promissory Note issued to Aurora Beacon LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025)
10.9	Amendment to the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company dated October 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2025)
10.10	Promissory Note issued to SZG Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026)
10.11	Promissory Note issued to Aurora Beacon LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026)

10.12	Promissory Note issued to SZG Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2026)
10.13	Promissory Note issued to Aurora Beacon LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2026)
10.14	Promissory Note issued to SZG Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2026)
10.15	Promissory Note issued to Aurora Beacon LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2026)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (No. 333-280026), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2026

RISING DRAGON ACQUISITION CORP.

By:	/s/ Lulu Xing
Name:	Lulu Xing
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lulu Xing	Chief Executive Officer	March 30, 2026
Lulu Xing	(Principal Executive Officer) and Director

/s/ Wenyi Shen	Chief Financial Officer	March 30, 2026
Wenyi Shen	(Principal Financial and Accounting Officer)

/s/ Xiaomin Pang	Director	March 30, 2026
Xiaomin Pang

/s/ Kun-Lin Liu	Director	March 30, 2026
Kun-Lin Liu

/s/ Yucan Zhang	Director	March 30, 2026
Yucan Zhang

/s/ Chengming Dou	Director	March 30, 2026
Chengming Dou

RISING DRAGON ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Rising Dragon Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rising Dragon Acquisition Corp. (the Company) as of December 31, 2025, and 2024, and the related consolidated statements of income, changes in shareholders’ deficit, and cash flows for each of the year ended December 31, 2025 and the period from March 8, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period March 8, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited cash, a working capital deficit of $382,105, and an accumulated deficit and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

PCAOB: 3686

Ocean, New Jersey

March 30, 2026

RISING DRAGON ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$37,174	$392,679
Prepaid expense	-	63,000
Total current assets:	37,174	455,679

Investment held in Trust Account	44,388,583	58,330,546
TOTAL ASSETS	$44,425,757	$58,786,225

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$114,310	$22,500
Promissory note – related party	100,000	-
Due to related party	204,969	-

Total current liabilities	419,279	22,500

Deferred underwriting compensation	1,868,750	1,868,750

TOTAL LIABILITIES	2,288,029	1,891,250

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 4,201,655 and 5,750,000 shares issued and outstanding at redemption value of $10.56 and $10.14 as of December 31, 2025 and 2024, respectively	44,388,583	58,330,546

Shareholders’ deficit:
Preference shares, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 1,749,375 shares issued and outstanding as of December 31, 2025 and 2024 (excluding 4,201,655 and 5,750,000 shares subject to possible redemption)	175	175
Accumulated deficit	(2,251,030)	(1,435,746)

Total Shareholders’ Deficit	(2,250,855)	(1,435,571)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$44,425,757	$58,786,225

The accompanying notes are an integral part of these consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year ended December 31, 2025	For the Period from March 8, 2024 (inception) through December 31, 2024

Formation and operating costs	$(815,284)	$(285,533)

Other income:
Interest income earned in investment held in Trust Account	2,389,246	543,046
Total other income	2,389,246	543,046

NET INCOME	$1,573,962	$257,513

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,711,822	1,485,738

Basic and diluted net income per ordinary shares subject to possible redemption	$0.31	$0.27

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	1,749,375	1,416,785

Basic and diluted net loss per ordinary shares not subject to possible redemption	$(0.11)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year ended December 31, 2025
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Balance as of December 31, 2024	1,749,375	$175	$-	$(1,435,746)	$(1,435,571)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(2,389,246)	(2,389,246)

Net income	-	-	-	1,573,962	1,573,962

Balance as of December 31, 2025	1,749,375	$175	$-	$(2,251,030)	$(2,250,855)

	For the Period from March 8, 2024 (Inception) to December 31, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Issuance of ordinary shares at inception March 8, 2024	1	$-	$-	$-	$-

Ordinary share surrendered	(1)	-	-	-	-

Issuance of ordinary shares to founder	1,437,500	144	24,856	-	25,000

Sale of units in initial public offering, net of offering costs	5,750,000	575	54,068,137	-	54,068,712
Sale of units to the founder in private placement	254,375	25	2,543,725	-	2,543,750
Issuance of representative shares	57,500	6	(6)	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(53,888,835)	-	(53,889,410)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,215,828	-	3,215,828
Accretion of carrying value to redemption value	-	-	(5,963,705)	(1,150,213)	(7,113,918)
Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(543,046)	(543,046)

Net income	-	-	-	257,513	257,513

Balance as of December 31, 2024	1,749,375	$175	$-	$(1,435,746)	$(1,435,571)

The accompanying notes are an integral part of these consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2025	For the Period from March 8, 2024 (inception) through December 31, 2024

Cash flows from operating activities:
Net income	$1,573,962	$257,513
Adjustments to reconcile net income to net cash used in operating activities
Interest income earned in investments held in Trust Account	(2,389,246)	(543,046)
Change in operating assets and liabilities
Prepaid expense	63,000	(63,000)
Accrued liabilities	91,810	22,500

Net cash used in operating activities	(660,474)	(326,033)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	16,331,209	-
Proceeds deposited in Trust Account	-	(57,787,500)

Net cash provided by (used in) investing activities	16,331,209	(57,787,500)

Cash flows from financing activities:
Redemption of ordinary shares	(16,331,209)	-
Advance from related party	204,969	-
Proceeds from public offering, net of offering costs	-	55,937,462
Proceeds from private placement	-	2,543,750
Proceeds from promissory note – related party	100,000	274,831
Repayment of promissory note – related party	-	(249,831)

Net cash (used in) provided by financing activities	(16,026,240)	58,506,212

NET CHANGE IN CASH	(355,505)	392,679

CASH, BEGINNING OF YEAR/PERIOD	392,679	-

CASH, END OF YEAR/PERIOD	$37,174	$392,679

Non-cash investing and financing activities
Issuance of representative shares	$-	$6
Initial classification of ordinary shares subject to possible redemption	$-	$53,889,410
Allocation of carrying value to redemption value	$-	$3,215,828
Subsequent remeasurement of ordinary shares subject to redemption	$2,389,246	$543,046
Capital contribution paid by a related party	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not yet commenced any operations. All activities through December 31, 2025 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On December 12, 2025, the Company entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend up to six times to complete its business combination (the “Business Combination Period”), by depositing into the Trust Account an amount equal to the lesser of (i) $100,000 per month for all remaining public shares or (ii) $0.033 for each remaining public share after giving effect to the shares that are redeemed in connection with the Business Combination Extraordinary General Meeting.

On December 12, 2025, in connection with the shareholders vote at the Extraordinary General Meeting, 1,548,345 shares were redeemed by certain shareholders at a price of approximately $10.55 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $16,331,209. An aggregate of 5,668,070 ordinary shares were tendered for redemption in connection with the Extraordinary General Meeting held on November 20, 2025, to approve the business combination and the Extension Meeting.

On each of January 14, 2026, February 5, 2026 and March 15, 2026, the Company issued two unsecured promissory notes, each with a principal amount of $50,000 (the “Notes”), one to Aurora Beacon LLC, the Company’s sponsor, and one to SZG Limited, the designee of HZJL Cayman Limited, the counterparty to the previously announced agreement and plan of merger dated as of January 27, 2025, pursuant to which a proposed business combination among HZJL Cayman Limited, the Company, Purchaser and Merger Sub would occur, respectively. The Notes do not bear interest and mature upon closing of the Company’s initial business combination. The proceeds of the Notes have been deposited in the Company’s trust account in connection with extending the business combination completion window until April 15, 2026. In addition, the Notes may be converted by the holder into units of the Company identical to the units issued in the Company’s IPO at a price of $10.00 per unit.

As of the date of this report, the Company has extended three times by an additional one month each time, and so it now has until April 15, 2026 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $100,000 on or prior to the date of the applicable deadline. On each of January 14, 2026, February 5, 2026 and March 15, 2026, the Company deposited an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until April 15, 2026.

Going Concern Consideration

As of December 31, 2025, the Company had cash of $37,174 and a working capital deficit of $382,105. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially had 15 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within 15 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination 6 times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination). If the Company is unable to consummate the Company’s Initial Business Combination by April 15, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

The accompanying consolidated financial statements are presented using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

●	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

A subsidiary is the entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $37,174 and $392,679 in cash as of December 31, 2025 and 2024, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

●	Investment held in Trust Account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in cash, which is presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on these cash funds are included in interest income in the accompanying consolidated statements of income. The fair value is determined using quoted market prices in active markets.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in the consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of December 31, 2025 and 2024, 4,201,655 and 5,750,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the consolidated statements of operations.

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

The net income (loss) per share presented in the consolidated statements of income is based on the following:

	FOR THE YEAR ENDED DECEMBER 31, 2025			FOR THE PERIOD FROM MARCH 8, 2024 (INCEPTION) TO DECEMBER 31, 2024
	Redeemable Ordinary Shares	Non- Redeemable Ordinary Shares		Redeemable Ordinary Shares	Non- Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$2,389,246	$		$543,046	$-
Total expenses	(624,130)		(191,154)	(146,158)	(139,375)
Total allocation to redeemable and non-redeemable ordinary shares	$1,765,116		$(191,154)	$396,888	$(139,375)
Denominators:
Weighted-average shares outstanding	5,711,822		1,749,375	1,485,738	1,416,785
Basic and diluted net income (loss) per share	$0.31		$(0.11)	$0.27	$(0.10)

●	Related parties

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$44,388,583	$44,388,583	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$58,330,546	$58,330,546	$-	$-

●	Recent accounting pronouncements

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

Promissory Note — Related Party

On each of August 11, 2025 and November 16, 2025, the Company issued two unsecured promissory notes in an amount of $50,000 to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $100,000 (the “Promissory Note”). The notes are non-interest bearing and are payable on the earlier of the date on which the Company consummates an initial business combination.

As of December 31, 2025 and 2024, the balance of $100,000 and $0 were drawn down from the Promissory Note, respectively.

Due to Related Party

As of December 31, 2025 and 2024, the Company had a temporary advance of $204,969 and $0 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preference shares

The Company is authorized to issue 500,000 ordinary shares, at par value of $0.0001. As of December 31, 2025 and 2024, no Preference Shares were issued and outstanding.

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2025 and 2024, there were 1,749,375 and 1,749,375 ordinary shares issued and outstanding and excluding 4,201,655 and 5,750,000 ordinary shares subject to possible redemption, respectively.

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

NOTE 8 – SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their consolidated financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest earned on investments held in Trust Account which are included in the accompanying consolidated statements of income.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date through the date the unaudited financial statements were issued.

On January 14, 2026, the Company issued two unsecured promissory notes, each with a principal amount of $50,000 (the “Notes”), one to Sponsor, and one to SZG Limited, the designee of HZJL, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 15, 2026.

On February 5, 2026, the Company issued two unsecured promissory notes, each with a principal amount of $50,000 (the “Notes”), one to Sponsor, and one to SZG Limited, the designee of HZJL, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 15, 2026.

On March 15, 2026, the Company issued two unsecured promissory notes, each with a principal amount of $50,000 (the “Notes”), one to Sponsor, and one to SZG Limited, the designee of HZJL, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 15, 2026.