Form 10-Q
period 2026-03-31
Rising Dragon Acquisition Corp.
filed 2026-05-13
CIK 2018145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2025, there were 5,951,030 of the Company’s ordinary shares issued and outstanding.

RISING DRAGON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RISING DRAGON ACQUISITION CORP.

CONDENSED CONSOLIDTAED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$9,470	$37,174
Prepaid expense	70,001	-
Total current assets	79,471	37,174

Investment held in Trust Account	45,052,492	44,388,583
TOTAL ASSETS	$45,131,963	$44,425,757

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$92,627	$114,310
Promissory note – related party	400,000	100,000
Due to related party	437,769	204,969
Total current liabilities	930,396	419,279

Deferred underwriting compensation	1,868,750	1,868,750
TOTAL LIABILITIES	2,799,146	2,288,029

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 4,201,655 and 4,201,655 shares issued and outstanding at redemption value of $10.72 and $10.56 as of March 31, 2026 and December 31, 2025, respectively	45,052,492	44,388,583

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 1,749,375 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (excluding 4,201,655 and 4,201,655 shares subject to possible redemption), respectively	175	175
Accumulated deficit	(2,719,850)	(2,251,030)

Total Shareholders’ Deficit	(2,719,675)	(2,250,855)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$45,131,963	$44,425,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31, 2026	Three months ended March 31, 2025

Formation and operating costs	$(168,820)	$(143,290)

Other income:
Interest income earned in investment held in Trust Account	380,783	597,157
Total other income	380,783	597,157

NET INCOME	$211,963	$453,867

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,201,655	5,750,000

Basic and diluted net income per ordinary shares subject to possible redemption	$0.06	$0.08

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	1,749,375	1,749,375

Basic and diluted net loss per ordinary shares not subject to possible redemption	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three Months Ended March 31, 2026
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2026	1,749,375	$175	$(2,251,030)	$(2,250,855)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	(680,783)	(680,783)

Net income	-	-	211,963	211,963

Balance as of March 31, 2026	1,749,375	$175	$(2,719,850)	$(2,719,675)

	Three Months Ended March 31, 2025
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2025	1,749,375	$175	$(1,435,746)	$(1,435,571)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	(597,157)	(597,157)

Net income	-	-	453,867	453,867

Balance as of March 31, 2025	1,749,375	$175	$(1,579,036)	$(1,578,861)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash flows from operating activities:
Net income	$211,963	$453,867
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in investments held in Trust Account	(380,783)	(597,157)
Change in operating assets and liabilities:
Prepaid expense	(70,001)	21,000
Accrued liabilities	(21,683)	(3,000)

Net cash used in operating activities	(260,504)	(125,290)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	16,874	-
Proceeds deposited in Trust Account	(300,000)	-

Net cash used in investing activities	(283,126)	-

Cash flows from financing activities:
Redemption of ordinary shares	(16,874)	-
Advance from related party	232,800	2,870
Proceeds from promissory note – related party	300,000	-

Net cash provided by financing activities	515,926	2,870

NET CHANGE IN CASH	(27,704)	(122,420)

CASH, BEGINNING OF PERIOD	37,174	392,679

CASH, END OF PERIOD	$9,470	$270,259

Non-cash financing activities
Subsequent remeasurement of ordinary shares subject to redemption	$680,783	$597,157

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

As of March 31, 2026, the Company had not yet commenced any operations. All activities through March 31, 2026 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides public shareholders with the opportunity to redeem their Public Shares for cash from the Trust Account in connection with any such vote; (c) not to redeem any founder shares and Private Placement Shares as well as any Public Shares purchased during or after the Initial Public Offering for cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Placement Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Company will have until May 15, 2026 initially to consummate a Business Combination.

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

On each of January 14, 2026, February 5, 2026, March 15, 2026 and April 15, 2026, the Company issued two unsecured promissory notes, each with a principal amount of $50,000 (the “Notes”), one to Aurora Beacon LLC, the Company’s sponsor, and one to SZG Limited, the designee of HZJL Cayman Limited, the counterparty to the previously announced agreement and plan of merger dated as of January 27, 2025, pursuant to which a proposed business combination among HZJL Cayman Limited, the Company, Purchaser and Merger Sub would occur, respectively. The Notes do not bear interest and mature upon closing of the Company’s initial business combination. The proceeds of the Notes have been deposited in the Company’s trust account in connection with extending the business combination completion window until May 15, 2026. In addition, the Notes may be converted by the holder into units of the Company identical to the units issued in the Company’s IPO at a price of $10.00 per unit.

As of the date of this report, the Company has extended three times by an additional one month each time, and so it now has until May 15, 2026 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $100,000 on or prior to the date of the applicable deadline. On each of January 14, 2026, February 5, 2026, March 15, 2026 and April 15, 2026, the Company deposited an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until May 15, 2026.

Going Concern Consideration

As of March 31, 2026, the Company had cash of $9,470 and a working capital deficit of $850,925. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially had 15 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within 15 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination 6 times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination). If the Company is unable to consummate the Company’s Initial Business Combination by May 15, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Form 10-K filed with the SEC on March 30, 2026. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the condensed financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The company had $9,470 and $37,174 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

●	Investment held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in cash. This is presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Earnings on these cash funds are included in interest income in the accompanying unaudited condensed consolidated statements of income. The fair value is determined using quoted market prices in active markets.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in the unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of March 31, 2026 and December 31, 2025, 4,201,655 and 4,201,655 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

The net income (loss) per share presented in the unaudited condensed consolidated statements of income (loss) is based on the following:

	FOR THE THREE MONTHS ENDED MARCH 31, 2026		FOR THE THREE MONTHS ENDED MARCH 31, 2025
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$380,783	$-	$597,157	$-
Total expenses	(119,193)	(49,627)	(109,865)	(33,425)
Total allocation to redeemable and non-redeemable ordinary shares	$261,590	$(49,627)	$487,292	$(33,425)
Denominators:
Weighted-average shares outstanding	4,201,655	1,749,375	5,750,000	1,749,375
Basic and diluted net income (loss) per share	$0.06	$(0.03)	$0.08	$(0.02)

●	Related parties

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$45,052,492	$45,052,492	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$44,388,583	$44,388,583	$-	$-

●	Recent accounting pronouncements

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

Promissory Note – Related Party

On each of August 11, 2025, November 16, 2025, January 14, 2026, February 5, 2026, March 15, 2026 and April 15, 2026, the Company issued two unsecured promissory notes in an amount of $50,000 to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $100,000 (the “Promissory Note”). The notes are non-interest bearing and are payable on the earlier of the date on which the Company consummates an initial business combination.

As of March 31, 2026 and December 31, 2025, the balance of $400,000 and $100,000 were drawn down from the Promissory Note, respectively.

Due to Related Party

As of March 31, 2026 and December 31, 2025, the Company had a temporary advance of $437,769 and $204,969 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preference shares

The Company is authorized to issue 500,000 ordinary shares, at par value of $0.0001. As of March 31, 2026 and December 31, 2025, no Preference Shares were issued and outstanding.

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2026 and December 31, 2025, there were 1,749,375 and 1,749,375 ordinary shares issued and outstanding and excluding 4,201,655 and 4,201,655 ordinary shares subject to possible redemption, respectively.

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

NOTE 8 – SEGMENT INFOMRATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest and dividend earned on investments held in Trust Account which are included in the accompanying unaudited condensed consolidated statements of income.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date through the date the unaudited condensed consolidated financial statements were issued.

On April 15, 2026, the Company issued two unsecured promissory notes, each with a principal amount of $50,000 (the “Notes”), one to Sponsor, and one to SZG Limited, the designee of HZJL, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 15, 2026

Item 2. Management’s Discussion and Analysis of Financial Statements

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

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to March 31, 2026 were organizational activities, those necessary to prepare for and conduct the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $211,963, which consisted of interest earned on investment held in the Trust Account of $380,783, offset by formation and operational costs of $168,820.

For the three months ended March 31, 2025, we had a net income of $453,867, which consisted of interest earned on investment held in the Trust Account of $597,157, offset by formation and operational costs of $143,290.

Liquidity and Capital Resources

As of March 31, 2026, we had $9,470 in our operating bank account and working capital deficit of approximately $850,925.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares, and the borrowing of approximately $162,324 from the Sponsor under an unsecured promissory note. We have repaid the unsecured promissory note in full on October 15, 2024. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

Following the IPO and the exercise of the over-allotment option, a total of $57,787,500 of the net proceeds from the sale of the Units in the IPO and the Private Placement were placed in the Trust Account. We paid a total of $1,006,250 in underwriting discounts (excluding deferred underwriting discount of $1,868,750) and $556,288 for other costs and expenses related to the IPO.

As of March 31, 2026, we had cash of $9,470 and marketable securities in the Trust Account of $45,052,492. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2026, we did not withdraw any of interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2026, we had cash of $9,470 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2026, there were no critical accounting policies or estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISING DRAGON ACQUISITION CORP.

Dated: May 13, 2026	/s/ Lulu Xing
	Name:	Lulu Xing
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 13, 2026	/s/ Wenyi Shen
	Name:	Wenyi Shen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)