Form 10-Q
period 2026-09-30
Rising Dragon Acquisition Corp.
filed 2026-11-12
CIK 2018145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 11, 2026, there were 3,435,357 of the Company’s ordinary shares issued and outstanding.

RISING DRAGON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RISING DRAGON ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$144	$37,174
Prepaid expenses	27,585	-
Total Current assets	27,729	37,174

Investments held in Trust Account	18,699,556	44,388,583
TOTAL ASSETS	$18,727,285	$44,425,757

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$23,840	$114,310
Promissory notes – related party	822,550	100,000
Due to a related party	757,441	204,969
Total Current liabilities	1,603,831	419,279

Deferred underwriting compensation	1,868,750	1,868,750

TOTAL LIABILITIES	3,472,581	2,288,029

Commitments and contingencies (Note 7)

Ordinary shares subject to possible redemption, 1,685,982 and 4,201,655 shares issued and outstanding at redemption value of $11.09 and $10.56 as of September 30, 2026 and December 31, 2025, respectively	18,699,556	44,388,583

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 55,000,000 shares authorized; 1,749,375 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (excluding 1,685,982 and 4,201,655 shares subject to possible redemption), respectively	175	175
Accumulated deficit	(3,445,027)	(2,251,030)

Total Shareholders’ Deficit	(3,444,852)	(2,250,855)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$18,727,285	$44,425,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025

Formation and operating costs	$(82,479)	$(169,988)	$(471,447)	$(522,744)

Other income:
Interest income earned in the investments held in Trust Account	161,718	622,306	847,306	1,827,910
Total other income	161,718	622,306	847,306	1,827,910

NET INCOME	$79,239	$452,318	$375,859	$1,305,166

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,685,982	5,750,000	3,070,211	5,750,000
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.07	$0.09	$0.18	$0.25

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	1,749,375	1,749,375	1,749,375	1,749,375
Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.02)	$(0.02)	$(0.10)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and nine months ended September 30, 2026
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2026	1,749,375	$175	$(2,251,030)	$(2,250,855)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	(680,783)	(680,783)

Net income	-	-	211,963	211,963

Balance as of March 31, 2026	1,749,375	$175	$(2,719,850)	$(2,719,675)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	(560,442)	(560,442)

Net income	-	-	84,657	84,657

Balance as of June 30, 2026	1,749,375	$175	$(3,195,635)	$(3,195,460)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	(328,631)	(328,631)

Net income	-	-	79,239	79,239

Balance as of September 30, 2026	1,749,375	$175	$(3,445,027)	$(3,444,852)

	For the three and nine months ended September 30, 2025
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2025	1,749,375	$175	$(1,435,746)	$(1,435,571)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	(597,157)	(597,157)

Net income	-	-	453,867	453,867

Balance as of March 31, 2025	1,749,375	$175	$(1,579,036)	$(1,578,861)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	(608,447)	(608,447)

Net income	-	-	398,981	398,981

Balance as of June 30, 2025	1,749,375	$175	$(1,788,502)	$(1,788,327)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	(622,306)	(622,306)

Net income	-	-	452,318	452,318

Balance as of September 30, 2025	1,749,375	$175	$(1,958,490)	$(1,958,315)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months Ended September 30, 2026	For the nine months ended September 30, 2025
Cash flows from operating activities:
Net income	$375,859	$1,305,166
Adjustments to reconcile net income to net cash used in operating activities
Interest income earned in investments held in Trust Account	(847,306)	(1,827,910)
Change in operating assets and liabilities
Prepaid expenses	(27,585)	63,000
Accrued liabilities	(90,470)	2,815

Net cash used in operating activities	(589,502)	(456,929)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	27,258,883	-
Proceeds deposited in Trust Account	(722,550)	-

Net cash provided by investing activities	26,536,333	-

Cash flows from financing activities:
Redemption of ordinary shares	(27,258,883)	-
Advance from a related party	552,472	19,870
Proceeds from promissory notes – related party	722,550	50,000
Net cash (used in) provided by financing activities	(25,983,861)	69,870

NET CHANGE IN CASH	(37,030)	(387,059)

CASH, BEGINNING OF PERIOD	37,174	392,679

CASH, END OF PERIOD	$144	$5,620

Non-cash investing and financing activities:
Subsequent remeasurement of ordinary shares subject to redemption	$1,569,856	$1,827,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISING DRAGON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Rising Dragon Acquisition Corp. (the “Company” or “RDAC”) is a blank check company incorporated on March 8, 2024, under the laws of the Cayman Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company is an early-stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of September 30, 2026, the Company had not yet commenced any operations. All activities through September 30, 2026 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides public shareholders with the opportunity to redeem their Public Shares for cash from the Trust Account in connection with any such vote; (c) not to redeem any founder shares and Private Placement Shares as well as any Public Shares purchased during or after the Initial Public Offering for cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Placement Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Company initially had 15 months from the closing of the Initial Public Offering (or up to 21 months, or until July 15, 2026, if extended by the full amount of time) to consummate a Business Combination and, following the Charter Amendment (as defined below), may further extend such period up to fifteen additional times, each by an additional one month, to up to October 15, 2027. As a result of the extensions described below, the Company currently has until November 15, 2026 (unless further extended) to consummate a Business Combination (the “Combination Period”).

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

On January 27, 2025, the Company, Xpand Boom Technology Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of the Company (“Purchaser”), Xpand Boom Solutions Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Purchaser (“Merger Sub,” together with RDAC, Purchaser, collectively as the “Purchaser Parties”), HZJL Cayman Limited, a Cayman Islands exempted company (“HZJL”), certain shareholder of HZJL (“Principal Shareholder”), and Mr. Bin Xiong, as representative of the Principal Shareholder of HZJL, entered into a Merger Agreement (the “Agreement”).

The Agreement provided that, upon the closing of the transactions contemplated thereby, the Company would merge with and into Purchaser, resulting in all the Company’s shareholders becoming shareholders of the Purchaser. Concurrently therewith, Merger Sub would merge with and into HZJL, resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of HZJL (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued would be reclassified into class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share would be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share would be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to HZJL shareholders for the Acquisition Merger was $350 million, payable in newly issued Purchaser Ordinary Shares (the “Closing Payment Shares”), valued at $10.00 per share. On October 30, 2026, the parties mutually agreed to terminate the Agreement. See Note 9 – Subsequent Events.

On December 12, 2025, the Company entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend up to six times to complete its business combination, by depositing into the Trust Account an amount equal to the lesser of (i) $100,000 per month for all remaining public shares or (ii) $0.033 for each remaining public share after giving effect to the shares that are redeemed in connection with the Business Combination Extraordinary General Meeting.

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

On May 28, 2026, the Company entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “May 2026 Trust Amendment”), in connection with the Charter Amendment described below. Pursuant to the May 2026 Trust Amendment, the Company has the right to extend the period of time to consummate a business combination up to fifteen additional times, each by an additional one month, from July 15, 2026 to up to October 15, 2027, by depositing into the Trust Account an amount equal to the lesser of (i) $100,000 per month for all remaining public shares or (ii) $0.033 for each remaining public share after giving effect to the shares that are redeemed in connection with the Business Combination Extraordinary General Meeting and the extraordinary general meeting held on May 28, 2026.

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

On each of January 14, 2026, February 5, 2026, March 15, 2026, April 15, 2026 and May 15, 2026, the Company issued two unsecured promissory notes, each with a principal amount of $50,000 (together with the other promissory notes described below, the “Notes”), one to Aurora Beacon LLC, the Sponsor, and one to SZG Limited, the designee of HZJL Cayman Limited, the counterparty to the previously announced agreement and plan of merger dated as of January 27, 2025, pursuant to which a proposed business combination among HZJL Cayman Limited, the Company, Purchaser and Merger Sub would occur, respectively. The Notes do not bear interest and mature upon closing of the Company’s initial business combination. The proceeds of the Notes have been deposited in the Company’s trust account in connection with extending the business combination completion window until June 15, 2026. In addition, the Notes may be converted by the holder into units of the Company identical to the units issued in the Company’s IPO at a price of $10.00 per unit.

On June 15, 2026, the Company issued two additional Notes, each with a principal amount of $27,819, one to Aurora Beacon LLC, the Sponsor, and one to SZG Limited, the designee of HZJL Cayman Limited. The Notes do not bear interest and mature upon closing of the Company’s initial business combination. The proceeds of the Notes have been deposited in the Company’s trust account in connection with extending the business combination completion window until July 15, 2026. In addition, the Notes may be converted by the holder into units of the Company identical to the units issued in the Company’s IPO at a price of $10.00 per unit.

On July 15, 2026, the Company issued an additional Note, with a principal amount of $55,637, to SZG Limited, the designee of HZJL Cayman Limited. The Notes do not bear interest and mature upon closing of the Company’s initial business combination. The proceeds of the Notes have been deposited in the Company’s trust account in connection with extending the business combination completion window until August 15, 2026. In addition, the Notes may be converted by the holder into units of the Company identical to the units issued in the Company’s IPO at a price of $10.00 per unit.

As of the date of this report, the Company has extended the period of time to consummate a business combination ten times, each by an additional one month, and so it now has until November 15, 2026 to consummate a business combination, with eleven one-month extensions remaining. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate the initial business combination, the Sponsor or its affiliates or designees must deposit into the Trust Account, on or prior to the date of the applicable deadline, the lesser of (i) $100,000 and (ii) $0.033 for each remaining public share, for each one month extension. On each of January 14, 2026, February 5, 2026, March 15, 2026, April 15, 2026, May 15, 2026, the Company deposited an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 15, 2026. On each of June 15, 2026, July 15, 2026, August 15, 2026, September 15, 2026 and October 15, 2026, the Company has deposited in an amount of $55,637 into the Trust Account in order to extend the amount of available time to complete a business combination until November 15, 2026.

Going Concern Consideration

As of September 30, 2026, the Company had cash of $144 and a working capital deficit of $1,576,102. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially had 15 months from the closing of the Initial Public Offering, or until January 15, 2026, to consummate an initial Business Combination. However, if the Company anticipated that it may not be able to consummate its initial Business Combination within 15 months, the Company could extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 21 months, or until July 15, 2026, to complete a Business Combination). On May 28, 2026, the Company’s shareholders at an extraordinary general meeting approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”) to allow the Company to further extend the period of time to consummate a Business Combination up to fifteen additional times, each by an additional one month, from July 15, 2026 to up to October 15, 2027, by depositing into the Trust Account the lesser of (i) $100,000 and (ii) $0.033 for each remaining public share for each one month extension. As of the date of this report, the Company has extended ten times and has eleven one-month extensions remaining. If the Company does not complete a Business Combination within such period (as extended), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Charter Amendment. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate the Company’s Initial Business Combination by November 15, 2026 (or up to October 15, 2027, if further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders.

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Xpand Boom Technology Inc. (“Acquirer”)	A Cayman Islandscompany Incorporated on January 7, 2025	100% owned by the Company
Xpand Boom Solutions Inc.	A Cayman Islands company Incorporated on January 7, 2025	100% owned by the Acquirer

●	Emerging growth company

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $144 and $37,174 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

●	Investments held in Trust Account

At September 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in cash. This is presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Earnings on these cash funds are included in interest income in the accompanying unaudited condensed consolidated statements of income. The fair value is determined using quoted market prices in active markets.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in the unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of September 30, 2026 and December 31, 2025, 1,685,982 and 4,201,655 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The net income (loss) per share presented in the unaudited condensed consolidated statements of income is based on the following:

	For the nine months ended September 30,2026		For the nine months ended September 30, 2025
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$847,306	$-	$1,827,910	$-
Total expenses	(300,325)	(171,122)	(400,804)	(121,940)
Total allocation to redeemable and non-redeemable ordinary shares	$546,981	$(171,122)	$1,427,106	$(121,940)
Denominators:
Weighted-average shares outstanding	3,070,211	1,749,375	5,750,000	1,749,375
Basic and diluted net income (loss) per share	$0.18	$(0.10)	$0.25	$(0.07)

	For the three months ended September 30,2026		For the three months ended September 30,2025
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$161,718		$622,306	$-
Total expenses	(40,479)	(42,000)	(130,335)	(39,653)
Total allocation to redeemable and non-redeemable ordinary shares	$121,239	$(42,000)	$491,971	$(39,653)
Denominators:
Weighted-average shares outstanding	1,685,982	1,749,375	5,750,000	1,749,375
Basic and diluted net income (loss) per share	$0.07	$(0.02)	$0.09	$(0.02)

●	Related parties

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$18,699,556	$18,699,556	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$44,388,583	$44,388,583	$-	$-

●	Recent accounting pronouncements

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On March 8, 2024, the Company issued 1 founder share at par value of $0.0001 and surrendered such share on March 29, 2024. On March 29, 2024, the Company authorized to issue an aggregate of 1,437,500 founder shares at par value of $0.0001 to the initial shareholder, including an aggregate of 187,500 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholder will collectively own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholder does not purchase any Units in the Initial Public Offering) (see Note 6) for an aggregate purchase price of $25,000. On October 15, 2024, the underwriters exercised the over-allotment option in full, so those 187,500 founder shares are no longer subject to forfeiture.

Private Placement

On October 15, 2024, the Company consummated the sale of 254,375 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $2,543,750 to the Company.

Promissory Notes – Related Party

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

On each of July 15, 2026, August 15, 2026 and September 15, 2026, the Company issued unsecured promissory notes in an amount of $55,637 to SZG Limited, the designee of HZJL Cayman Limited, pursuant to which the Company may borrow up to an aggregate principal amount of $166,912.

On October 15, 2026, the Company issued two unsecured promissory notes in principal amounts of $44,449 and $11,188, respectively, to the Sponsor and SZG Limited, the designee of HZJL Cayman Limited, in an aggregate principal amount of $55,637.

These notes are non-interest bearing and are payable on the date on which the Company consummates an initial business combination.

As of September 30, 2026 and December 31, 2025, the balance of $822,550 and $100,000 were drawn down from the promissory notes, respectively.

Due to Related Party

As of September 30, 2026 and December 31, 2025, the Company had a temporary advance of $757,441 and $204,969 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preference shares

The Company is authorized to issue 500,000 preference shares, at par value of $0.0001. As of September 30, 2026 and December 31, 2025, no Preference Shares were issued and outstanding.

Ordinary shares

The Company is authorized to issue 55,000,000 ordinary shares, at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2026 and December 31, 2025, there were 1,749,375 and 1,749,375 ordinary shares issued and outstanding and excluding 1,685,982 and 4,201,655 ordinary shares subject to possible redemption, respectively.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Units sold in a private placement (and their underlying securities) and any Units that may be issued upon conversion of the working capital loans (and underlying securities) are entitled to registration rights pursuant to a registration rights agreement entered into on October 10, 2024, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On October 15, 2026, the Company issued two unsecured promissory notes in principal amounts of $44,449 and $11,188, respectively, to the Sponsor and SZG Limited, the designee of HZJL Cayman Limited, in an aggregate principal amount of $55,637, the proceeds of which were deposited into the Trust Account to extend the deadline to consummate a business combination to November 15, 2026.

On October 30, 2026, the Company, Xpand Boom Technology Inc., Xpand Boom Solutions Inc., HZJL Cayman Limited (“HZJL”), XB B Limited (the “Principal Shareholder”) and Bin Xiong, as the Principal Shareholder Representative, entered into a letter agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Merger Agreement pursuant to Section 13.1(b) thereof, effective as of 11:59 p.m. Eastern Time on October 30, 2026 (the “Termination Date”). The Termination Agreement does not provide for the payment of a termination fee by any party. The unsecured promissory notes previously issued by the Company to SZG Limited and the Sponsor (the “Subject Promissory Notes”) survive the termination; the entire outstanding principal balance of each Subject Promissory Note will be due and payable solely on the closing date of an initial business combination consummated by the Company after the Termination Date (a “Subsequent Business Combination”), and each Subject Promissory Note will be automatically cancelled and discharged in full, with no amounts payable, upon the earlier of the Company’s failure to consummate any Subsequent Business Combination and the failure of any proposed Subsequent Business Combination to close for reasons not attributable to the Company. The Company intends to continue to pursue an initial business combination with an appropriate target business.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company with limited liability for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. On January 27, 2025, we entered into the Merger Agreement with HZJL described below, which was terminated on October 30, 2026, as described under “Recent Developments – Termination of the Merger Agreement.”

On October 15, 2024, we consummated our IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share, $0.0001 par value (“Ordinary Share”), and one right (“Right”) to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Pursuant to that certain underwriting agreement, dated October 10, 2024, we granted Lucid Capital Markets, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 750,000 Units solely to cover over-allotments, if any. Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option in full, generating total proceeds of $7,500,000.

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

Entry into the Merger Agreement

On January 27, 2025, we entered into a merger agreement (the “Merger Agreement”), dated as of January 27, 2025, with HZJL Cayman Limited (“HZJL”) for a business combination. The Merger Agreement provided that, upon consummation of the transaction contemplated thereby, (i) RDAC would reincorporate by merging with and into Xpand Boom Technology Inc., a Cayman Islands exempted company and wholly owned subsidiary of RDAC (“Xpand Boom Technology”), and (ii) concurrently with the reincorporation merger, Xpand Boom Solution Inc., a Cayman Islands exempted company and wholly owned subsidiary of Xpand Boom Technology, would be merged with and into HZJL, resulting in HZJL becoming a wholly owned subsidiary of Xpand Boom Technology (the “Business Combination” and the transactions in connection with the Business Combination collectively, the “Transaction”). Upon the closing of the Transaction, the parties had planned to remain Nasdaq-listed under a new ticker symbol.

The Transaction, which had been approved by the boards of directors of both RDAC and HZJL, was subject to regulatory approvals, the approvals by the shareholders of RDAC and HZJL, respectively, and the satisfaction of certain other customary closing conditions, including, among others, a registration statement, of which the proxy statement/prospectus forms a part, being declared effective by the U.S. Securities and Exchange Commission (the “SEC”), and the approval by Nasdaq of the listing application of the combined company. On October 30, 2026, the parties terminated the Merger Agreement, and the Transaction will not be consummated, as described below under “Recent Developments – Termination of the Merger Agreement.”

Recent Developments – Termination of the Merger Agreement

On October 30, 2026, we, Xpand Boom Technology, Xpand Boom Solutions Inc., HZJL, XB B Limited, a British Virgin Islands business company (the “Principal Shareholder”), and Bin Xiong, solely in his capacity as the shareholder of the Principal Shareholder (the “Principal Shareholder Representative”), entered into a letter agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Merger Agreement pursuant to Section 13.1(b) thereof, effective as of 11:59 p.m. Eastern Time on October 30, 2026 (the “Termination Date”). The dispute resolution provisions (Article XII) and miscellaneous provisions (Article XIV, including the trust account waiver in Section 14.14) of the Merger Agreement survive the termination. The termination was approved by the boards of directors of the Company and HZJL.

The Termination Agreement also provides that (i) the lock-up agreements and the registration rights agreement contemplated to be entered into at the closing of the Business Combination were not executed and no party has any obligation to execute them, (ii) any other ancillary agreement that has been executed is terminated as of the Termination Date, other than any non-disclosure, non-solicitation and non-compete agreements between HZJL or its subsidiaries and certain of their key personnel, which remain in effect solely as between the parties thereto, and (iii) the shareholder support agreements entered into by certain shareholders of HZJL terminate as of the Termination Date. The Termination Agreement contains customary mutual releases, non-disparagement and confidentiality covenants, subject to certain exceptions, including that the mutual releases do not relieve any party from liability for its willful breach of its covenants or agreements in the Merger Agreement or its intentional fraud or willful misconduct prior to the termination, and do not apply to the Subject Promissory Notes described below. HZJL, the Principal Shareholder and the Principal Shareholder Representative reaffirmed their waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account. The Termination Agreement does not provide for the payment of a termination fee by any party.

In addition, the Termination Agreement provides that the unsecured promissory notes previously issued by us to SZG Limited and our Sponsor (the “Subject Promissory Notes”), survive the termination of the Merger Agreement and are not terminated, cancelled or discharged as a result of the termination or the mutual releases. The entire outstanding principal balance of each Subject Promissory Note will be due and payable solely on the closing date of the initial business combination consummated by us after the Termination Date (a “Subsequent Business Combination”), and no principal will be due and payable prior to such date. Each Subject Promissory Note will be automatically terminated, cancelled and discharged in full, and no principal or other amounts will be due or payable thereunder, upon the earlier of (i) our failure to consummate any Subsequent Business Combination and (ii) the failure of any proposed Subsequent Business Combination to close for reasons not attributable to us. Except as so modified, the terms of the Subject Promissory Notes remain unchanged. We intend to continue to pursue the consummation of an initial business combination with an appropriate target business; however, there can be no assurance that we will be able to identify a target or complete a business combination within the Combination Period.

Extensions and Redemptions

On December 12, 2025, we entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend up to six times to complete its business combination (as extended, the “Combination Period”), by depositing into the Trust Account an amount equal to the lesser of (i) $100,000 per month for all remaining public shares or (ii) $0.033 for each remaining public share after giving effect to the shares that are redeemed in connection with the Business Combination Extraordinary General Meeting.

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

We initially had 15 months from the closing of the IPO to consummate an initial business combination, and could extend the period of time to consummate a business combination up to six times, each by an additional one month (for a total of up to 21 months, or until July 15, 2026, to complete a business combination). On May 28, 2026, our shareholders at an extraordinary general meeting approved an amendment to our Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”) to allow us to further extend the period of time to consummate a business combination up to fifteen additional times, each by an additional one month, from July 15, 2026 to up to October 15, 2027. On May 28, 2026, we entered into an amendment to the Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “May 2026 Trust Amendment”) to implement such additional extensions, under which we must deposit into the Trust Account, for each one month extension, the lesser of (i) $100,000 per month for all remaining public shares or (ii) $0.033 for each remaining public share after giving effect to redemptions in connection with the Extraordinary General Meeting.

In connection with the shareholders’ vote at the Extraordinary General Meeting, on May 29, 2026, holders of 1,903,823 public shares redeemed their shares at approximately $10.83 per share, including interest and extension payments deposited in the Trust Account, for an aggregate of $20,613,598, and on June 3, 2026, holders of an additional 611,850 public shares redeemed their shares at approximately $10.83 per share, for an aggregate of $6,628,410. Following these redemptions, 1,685,982 public shares remain outstanding.

On each of January 14, 2026, February 5, 2026, March 15, 2026, April 15, 2026 and May 15, 2026, we issued two unsecured promissory notes, each with a principal amount of $50,000, one to our Sponsor and one to SZG Limited, the designee of HZJL, and deposited $100,000 into the Trust Account, extending the deadline to complete our initial business combination to June 15, 2026. On June 15, 2026, we issued two unsecured promissory notes, each with a principal amount of $27,819, one to our Sponsor and one to SZG Limited, and deposited $55,637 into the Trust Account, extending the deadline to July 15, 2026. On July 15, 2026, we issued an unsecured promissory note with a principal amount of $55,637 to SZG Limited, the proceeds of which were deposited into the Trust Account, extending the deadline to August 15, 2026. On each of August 15, 2026 and September 15, 2026, we issued an unsecured promissory note with a principal amount of $55,637 to SZG Limited, the proceeds of which were deposited into the Trust Account, extending the deadline to September 15, 2026 and October 15, 2026, respectively. On October 15, 2026, we issued two unsecured promissory notes with principal amounts of $44,449 and $11,188, respectively, to our Sponsor and SZG Limited, the proceeds of which were deposited into the Trust Account, extending the deadline to November 15, 2026.

The promissory notes do not bear interest and are payable on the date on which we consummate our initial business combination. The holders may convert the notes into units of the Company at a price of $10.00 per unit; for the notes issued on and after August 15, 2026, conversion is into private units and requires at least five business days’ written notice prior to the closing of the business combination. As described under “Recent Developments – Termination of the Merger Agreement,” the Termination Agreement modified the repayment terms of these notes. As of the date of this report, the aggregate principal amount outstanding under these and our prior promissory notes is $878,187. We have extended the period of time to consummate our initial business combination ten times, and we currently have until November 15, 2026 to consummate our initial business combination, subject to eleven remaining one-month extensions under the Charter Amendment (to up to October 15, 2027).

Nasdaq Deficiency notices

On August 19, 2026, we received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The Staff also noted that we do not meet the requirements under Nasdaq Listing Rules 5550(b)(1) (Equity Standard) and 5550(b)(3) (Net Income Standard). The Notice does not impact the listing of our securities on the Nasdaq Capital Market at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days from the date of the Notice, or until February 16, 2027 (the “Compliance Date”), to regain compliance with the Market Value Standard. If at any time before the Compliance Date our MVLS closes at or above $35 million for a minimum of 10 consecutive business days, the Staff will provide written notification that we have regained compliance and will close the matter, unless the Staff exercises its discretion to extend this 10 business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If we do not regain compliance by the Compliance Date, the Staff will notify us that our securities will be subject to delisting, at which time we may appeal the delisting determination to a Hearings Panel; however, there can be no assurance that any such appeal would be successful. We intend to monitor our MVLS and may, if appropriate, evaluate available options to resolve the deficiency or seek to comply with another Nasdaq listing criterion, such as the Equity Standard. There can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing criteria.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities from inception to September 30, 2026 were organizational activities, those necessary to prepare for and conduct the IPO, and since the closing of the IPO, the search for a prospective initial business combination and the negotiation and pursuit of the Business Combination with HZJL. We will not generate any operating revenue until after the completion of our initial business combination, at the earliest. We have generated and will continue to generate non-operating income in the form of interest income on cash in bank and investments held in a trust account established for the benefit of our public shareholders (the “Trust Account”), from the proceeds derived from the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2026, we had a net income of $375,859, which consisted of interest earned in investments held in Trust Account of $847,306, offset by formation and operating costs of $471,447.

For the nine months ended September 30, 2025, we had a net income of $1,305,166, which consisted of interest earned in investments held in Trust Account of $1,827,910, offset by formation and operating costs of $522,744.

For the three months ended September 30, 2026, we had a net income of $79,239, which consisted of interest earned in investments held in Trust Account of $161,718, offset by formation and operating costs of $82,479.

For the three months ended September 30, 2025, we had a net income of $452,318, which consisted of interest earned in investments held in Trust Account of $622,306, offset by formation and operating costs of $169,988.

Liquidity and Capital Resources

As of September 30, 2026, we had $144 in our operating bank account and a working capital deficit of $1,576,102.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on our behalf in exchange for issuance of founder shares, and the borrowing of $162,324 from the Sponsor under an unsecured promissory note. We have repaid the unsecured promissory note in full on October 15, 2024. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

Following the IPO and the exercise of the over-allotment option, a total of $57,787,500 of the net proceeds from the sale of the Units in the IPO and the Private Placement were placed in the Trust Account. We paid a total of $1,006,250 in underwriting discounts (excluding deferred underwriting discount of $1,868,750) and $556,288 for other costs and expenses related to the IPO.

As of September 30, 2026, we had cash of $144 and investments held in Trust Account of $18,699,556. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended September 30, 2026, we did not withdraw any interest income from the Trust Account to pay for income taxes. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2026, we had cash of $144 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026, there were no critical accounting policies or estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None. During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

RISING DRAGON ACQUISITION CORP.

Dated: November 12, 2026	/s/ Lulu Xing
	Name:	Lulu Xing
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2026	/s/ Wenyi Shen
	Name:	Wenyi Shen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)